Form 10-Q
period 1996-03-31
STARSIGHT TELECAST INC
filed 1996-05-15
CIK 906612

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC. 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________________

Commission file number  0-21902

                            StarSight Telecast, Inc.
             (Exact name of registrant as specified in its charter)

                    California                                94-3003250
(State or other jurisdiction of incorporation               (IRS Employer
               or organization)                           Identification No.)

                              39650 Liberty Street
                            Fremont, California 94538
                    (Address of principal executive offices)

                                 (510) 657-9900
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X       No
             -----        -----


As of May 3, 1996, there were 25,377,385 shares outstanding of the Registrant's Common Stock, no par value.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


                            STARSIGHT TELECAST, INC.
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)
                       (in thousands, except share data)

                                                            March 31,  December 31,
                                                               1996      1995
                                                           ---------    ---------
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                  $  28,031    $   8,787
Accounts receivable                                            1,446        2,192
Inventories                                                      675          441
Other                                                            340          410
                                                            ---------    ---------
Total Current Assets                                          30,492       11,830

FURNITURE, FIXTURES AND EQUIPMENT, net of accumulated
 depreciation of $3,858 and $3,663                             1,426        1,637

PATENTS AND LICENSES, net of accumulated
  amortization of $659 and $595                                2,818        2,866
                                                            ---------    ---------

TOTAL ASSETS                                               $  34,736    $  16,333
                                                           =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                           $   1,775    $   1,570
Accrued liabilities                                            3,265        3,068
Deferred revenue                                               2,808        2,992
License fee payable                                              290          286
                                                            ---------    ---------
Total Current Liabilities                                      8,138        7,916
                                                            ---------    ---------

LONG-TERM LICENSE FEE PAYABLE                                     --           74


SHAREHOLDERS' EQUITY:
Common Stock, no par value: authorized 50,000,000 shares;
  issued and outstanding, 25,335,969 and 21,902,018
  shares, respectively                                       125,200       99,400
Unearned compensation                                         (1,153)        (371)
Accumulated deficit                                          (97,449)     (90,686)
                                                            ---------    ---------

Total Shareholders' Equity                                    26,598        8,343
                                                            ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $  34,736    $  16,333
                                                           =========    =========

See notes to condensed financial statements.

                            STARSIGHT TELECAST, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except share data)


                                               Three Months Ended
                                                    March 31,
                                                1996        1995
                                             ---------- ----------
Revenues                                        $1,246        $218

Cost of goods sold                                 198          72

Inventory reserves and write offs                   --         930
                                             ---------- ----------

Gross Profit (Loss)                              1,048        (784)

COSTS AND EXPENSES:

General and administrative                       4,498       3,719

Engineering and development                        888       1,107

Marketing                                        1,212       2,175

Network services and other expenses              1,339       1,626
                                             ---------- ----------

Total costs and expenses                         7,937       8,627
                                             ---------- ----------

OPERATING LOSS                                  (6,889)     (9,411)
                                             ---------- ----------

Interest expense                                    (5)        (10)

Interest income                                    131         263
                                             ---------- ----------

NET LOSS                                       $(6,763)    $(9,158)
                                             ========== ==========

NET LOSS PER COMMON SHARE                       $(0.30)     $(0.44)
                                             ========== ==========

NUMBER OF SHARES USED FOR
  CALCULATION OF NET LOSS
  PER COMMON SHARE                          22,792,348  21,021,687
                                            ==========  ==========

See notes to condensed financial statements.


                            STARSIGHT TELECAST, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                     1996      1995
                                                                    -------   ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $(6,763)  $(9,158)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Amortization of unearned compensation                                 245      128
  Depreciation and amortization                                         384      443
  Inventory valuation reserve                                            --      891
Changes in assets and liabilities:
  Accounts payable, accrued liabilities and deferred revenue            218     (270)
  Accounts receivable, inventories and other assets                     582   (1,379)
                                                                    -------   ------

Net cash used in operating activities                                (5,334)  (9,345)
                                                                    -------   ------

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisitions of furniture, fixtures and equipment                      (109)    (442)
Maturities of short-term investments                                     --    7,921
Additions to patents and licenses                                       (16)     (10)
                                                                    -------   ------

Net cash provided by (used in) investing activities                    (125)   7,469
                                                                    -------   ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock-net                       24,625       --
Proceeds from the exercise of options for common stock                  148       56
Repayment of notes payable                                              (70)     (77)
                                                                    -------   ------

Net cash provided by (used in) financing activities                  24,703      (21)
                                                                    -------   ------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                          19,244   (1,897)

CASH AND CASH EQUIVALENTS:
Beginning of period                                                   8,787   10,141
                                                                    -------   ------

End of period                                                       $28,031   $8,244
                                                                    =======   ======

See notes to condensed financial statements.

                             STARSIGHT TELECAST INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

1.       GENERAL

         The accompanying interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and
         Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. The information contained herein reflects all normal and recurring adjustments which, in the opinion of management, are necessary to a fair presentation of the results of operations and financial position for the interim periods. These interim condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the twelve months ended December 31, 1995.


2.       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
         MARCH 31, 1996 AND MANAGEMENT PLANS FOR 1996

         Revenues for the three months ended March 31, 1996 were $1,246,000. As a result of incurring significant expenses in its development and operating activities without generating significant revenues, the Company has incurred significant losses and negative cash flows from operating activities. The net loss for the three months ended March 31, 1996 was $6,763,000 and net cash used in operating activities for the three months ended March 31, 1996 was $5,334,000. At March 31, 1996, the Company had an accumulated deficit of $97,449,000 and cash and cash equivalents of $28,031,000.

         There can be no assurance that the Company will ever be able to achieve revenues in excess of expenses. The Company expects to incur substantial losses and substantial negative cash flow from operating activities in the foreseeable future. The Company is dependent on sales of StarSight(R) products and services in order to minimize negative cash flow from operations. Management believes that the availability in the market place of StarSight capable televisions, VCRs, TVCRs, satellite receivers, cable and telco converter boxes and stand alone
         StarSight receivers, combined with a focused intellectual property licensing program, is essential to the Company's 1996 revenues and cash flow. However, because of its limited commercial operating history, the Company is subject to all of the risks and expenses inherent in the establishment of a new business enterprise. To address these risks and expenses, the Company must, among other things, respond to competitive developments, attract, retain and motivate qualified personnel and support the expense of marketing a new service based upon innovative technology. In addition, the Company must successfully launch the commercial distribution of its products and services, continue to finance operations and marketing efforts and successfully market its products and services to potential customers.

         In the third quarter of 1995, the Company took steps to reduce operating expenses by concentrating on business development efforts which are believed to be most cost effective. Such expense reductions were a result of on-going efforts to determine which programs in each functional area are most productive. These efforts have continued through the quarter ended March 31, 1996.

         The Company believes that its existing cash and cash equivalents ($28,031,000 at March 31, 1996) will be sufficient to sustain the Company's current level of operations and meet its financial obligations through the end of 1996.

3.       AGREEMENTS WITH THOMSON

         During the first quarter 1996, the Company and THOMSON multimedia S.A. ("THOMSON") finalized agreements to form a long-term strategic relationship to aggressively incorporate and promote StarSight technology and related services in selected THOMSON product lines. The key terms and conditions of these agreements follow:

        * The Company sold 3,333,333 shares of its Common Stock to THOMSON for $25,000,000 ($7.50 per share). The net proceeds to the Company, after deducting placement fees, were $24,625,000. Such placement fees of $375,000 were paid to a shareholder pursuant to an investment advisor agreement with the shareholder.

        * The Company granted THOMSON a warrant to purchase 2,000,000 shares of the Company's Common Stock as follows: up to 1,000,000 shares at $7.50 per share on or prior to February 1, 1998 and up to the balance of the shares at $10.00 per share on or prior to February 1, 1999. In addition, THOMSON has the right to purchase on or prior to September 18, 1996 any additional shares at 85% of market value, as defined in the warrant, which would increase THOMSON's aggregate percentage ownership of the Company to 16.5% of the Company's issued and outstanding Common Stock. The total number of shares purchasable by THOMSON under the warrant is limited to 19.6% of the Company's issued and outstanding Common Stock.

        * THOMSON will put StarSight capability into a significant portion of THOMSON's suitable consumer electronic products over the life of the 10 year agreement.

        * The Company will pay THOMSON a per subscriber fee for new subscribers using a THOMSON StarSight capable product. Fees under this agreement are limited to certain annual maximums through the year 2000.

        * The Company will pay THOMSON a percentage of all subscription and related fees derived from THOMSON StarSight capable products. Fees under this agreement begin after the achievement of an agreed-upon minimum of THOMSON StarSight capable products manufactured or procured by THOMSON. In addition, the Company will pay THOMSON a percentage of all revenues related to consumer electronics products whether or not the subscriber is using a THOMSON StarSight capable product. Such fees under this agreement begin after the achievement of an agreed-upon minimum of THOMSON StarSight capable products manufactured or procured by THOMSON. This agreement expires in 2010.

        * The Company and THOMSON each agree to contribute significant specific dollar advertising commitments in 1997 and 1998 for advertising and promotion of THOMSON StarSight capable products.


4.       PATENT INFRINGEMENT LITIGATION

         The Company is a named plaintiff and counterclaimant in several legal proceedings where the Company is primarily alleging that others are infringing the Company's patents and other intellectual property rights. The Company is also a named defendant in legal proceedings where patent infringement has been alleged against the Company. From inception through March 31, 1996, the Company has expensed approximately $6,912,000 in legal and other costs in connection with such litigation, of which approximately $1,212,000 was included in general and administrative expenses in the three months ended March 31, 1996. The Company expects to incur additional legal costs in future periods related to the enforcement of the Company's patents involved in the current and potential future suits. No estimate of the total amount of such additional legal costs can be made at this time. The outcome of these lawsuits cannot presently be determined. Accordingly, no provision for any loss that may result upon the resolution of these matters has been made in the accompanying financial statements.

5.       INVENTORIES

         Inventories are summarized as follows (in thousands):

                                           March 31,          December 31,
                                             1996                 1995
                                         --------------     ------------------

           Raw materials                     $ 675                $ 441
           Finished products                 4,827                5,099
                                            ------               ------
              Total                          5,502                5,540

           Less lower of
           cost-or-
           market valuation                 (4,827)              (5,099)
           allowance                        ------               ------

           Inventory, net                    $ 675                $ 441
                                             =====                =====

6.       REPRICING OF EMPLOYEE STOCK OPTIONS

         In January 1996, the Company repriced the exercise price of 299,201 common stock options (originally granted to employees at prices from $15.00 to $5.00) to $3.50.

         The Company recorded unearned compensation of $1,028,000 which was calculated based on the difference between the market value of the Company's common stock at the repricing date and the $3.50 exercise price. The Company will record compensation expense over the remaining vesting period of the repriced options. For the three months ended March 31, 1996, the Company recorded $145,000 in additional compensation related to the repriced options.

7.       NET LOSS PER SHARE

         The net loss per share for the three months ended March 31, 1996 and 1995 is based on the weighted average number of shares of common stock outstanding during those periods. No effect has been given to unexercised stock options and warrants because the effect would be antidilutive.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

         Any forward looking statements contained in the following discussion or elsewhere in this document involve risks and uncertainties which may cause actual results to differ materially from those discussed. A wide range of factors could contribute to those differences, including those discussed in this document.

Overview

         The Company was incorporated in May 1986. Since inception, the Company has devoted substantially all of its resources toward the development and commercial introduction of a patented on-screen interactive television program guide and VCR control service marketed under the StarSight(R) brand name. The Company generates revenue from subscription sales of the StarSight service to customers, either through service providers, such as cable operators and local telephone companies ("telco"), or directly from the Company. The Company also generates revenues through licensing the Company's intellectual property for non-StarSight capable products. The Company has been unprofitable since its inception and expects to incur substantial losses for the foreseeable future. As of March 31, 1996, the Company had accumulated a deficit of $97,449,000.

         The Company has entered into technology development and licensing agreements with key manufacturers for the manufacture of StarSight-capable televisions, VCRs, TVCRs and stand alone StarSight receivers. These manufacturers include Thomson Consumer Electronics (RCA, GE, ProScan) ("Thomson"), Zenith Electronics Corporation ("Zenith"), Sony Electronics, Inc. ("Sony"), Mitsubishi Consumer Electronics America, Inc. ("Mitsubishi"), Toshiba America Consumer Products, Inc. ("Toshiba"), Matsushita Television Company (Panasonic, Quasar) ("Matsushita"), Philips Consumer Electronics Company
(Magnavox) ("Philips"), Sharp Electronics Corporation ("Sharp"), Samsung Electronics America, Inc. ("Samsung"), LG Electronics U.S.A., Inc. ("GoldStar"), and Daewoo Electronics Corp. of America ("Daewoo"). The Company has also entered into license agreements with General Instrument Corp. ("General Instrument"), Scientific-Atlanta, Inc. ("Scientific-Atlanta") and Zenith for the incorporation of StarSight-enabling technology into cable converter boxes to be manufactured by them for sale to cable system operators that offer StarSight to their customers. In 1995, the Company brought an arbitration action against Scientific-Atlanta concerning Scientific-Atlanta's alleged delay in the deployment of StarSight-capable converters and its development of a competing electronic program guide allegedly using the Company's technology in violation of its licensing agreement with the Company. In apparent response to the arbitration action, Scientific-Atlanta filed a lawsuit in February 1996 against the Company and Philips alleging that the Company's stand alone StarSight receiver infringes on three U.S. patents owned by Scientific-Atlanta. See Part II, Item 1: "Legal Proceedings." In addition, the Company has entered into agreements with Uniden America ("Uniden") and NextWave Communications ("NextWave") for the marketing and distribution of StarSight-capable satellite receivers to C-band satellite service customers. The Company is currently engaged in negotiations with additional manufacturers for similar agreements. The Company devotes significant management time and efforts to identify, negotiate and enter into additional such relationships, as well as time and efforts of engineering personnel to customize the

Company's technology for incorporation in the hardware offered by such manufacturers. As a part of the Company's strategy in licensing, the Company has entered into licensing agreements with Thomson, Sony, Toshiba and Panasonic for use of the Company's intellectual property in certain non-StarSight-capable digital satellite system equipment manufactured by them. The Company continues to actively explore opportunities to license the Company's intellectual property for non-StarSight-capable products where appropriate. In addition, the Company spends significant management time directed toward the marketing and promotion of the StarSight service, including customer support and operational issues.

Results of Operations

         Revenues for the three months ended March 31, 1996 and 1995 were $1,246,000 and $218,000, respectively. Revenues increased in 1996 due to an increase in licensing revenues and, to a lesser extent, increased subscription revenue. As a result of incurring significant expenses in its development and operating activities without generating significant revenues, the Company has incurred significant losses. The Company's net loss was $6,763,000 for the three months ended March 31, 1996 compared to $9,158,000 for the three months ended March 31, 1995.

         During the quarter ended March 31, 1995, the Company recorded an inventory valuation allowance of $930,000 related to the Company' stand alone StarSight receiver. There was no comparable expense for the quarter ended March 31, 1996.

         General and administrative expense primarily consists of salaries and benefits of management and administrative personnel in the corporate, finance, personnel, legal and facilities departments, professional and consulting fees and general corporate expenditures. General and administrative expense increased from $3,719,000 for the three months ended March 31, 1995 to $4,498,000 for the three months ended March 31, 1996. The increase in general and administrative expense was primarily due to increased legal expenses related to the Company's patent litigation and one-time compensation expense in connection with the retirement of the Company's Chairman of the Board.

         The Company is a named plaintiff and counterclaimant in several legal proceedings where the Company is primarily alleging that others are infringing the Company's patents and other intellectual property rights. The Company is also a named defendant in legal proceedings where patent infringement has been alleged against the Company. From inception through March 31,1996, the Company has expensed approximately $6,912,000 in legal and other costs in connection with such litigation, of which approximately $1,212,000 was included in general and administrative expenses in the three months ended March 31, 1996. The Company expects to incur additional legal costs in future periods related to the enforcement of the Company's patents involved in the current and potential future suits. No estimate of the total amount of such additional legal costs can be made at this time. The outcome of these lawsuits cannot presently be determined. Accordingly, no provision for any loss that may result upon the resolution of these matters has been made in the accompanying financial statements.

         Engineering and development expense is composed primarily of personnel costs in the areas of product design and development. Engineering efforts include development of the broadcast network architecture and supporting software and the design of the StarSight-enabling technology, which is to be incorporated within televisions, VCRs, TVCRs, satellite receivers, cable and telco converter boxes and stand alone StarSight receivers. Engineering and development expense decreased from $1,107,000 for the three months ended March 31, 1995 to $888,000 for the three months ended March 31, 1996. The decrease in engineering and development expense was primarily due to lower staffing levels when compared to the previous year's first quarter.

         Marketing expense consists primarily of salaries for sales and marketing personnel, fees paid to consultants, market research costs, trade shows and industry awareness and consumer advertising costs. Marketing expense decreased from $2,175,000 for the three months ended March 31, 1995 to
$1,212,000 for the three months ended March 31, 1996. The primary items contributing to the decrease in marketing expense were lower product launch expenditures, as well as lower public relations and product awareness expenditures. The Company expects marketing expenses to increase during the remainder of fiscal 1996.

         Network services and other expense consists of the combined cost of purchasing television scheduling data from a TV data supplier and broadcasting that data over the data distribution network operated by PBS. The Company's contracts with these service providers have a base fee and a per subscriber monthly cost with annual maximums on the cost. In addition, network and other expenses include operating expenses related to subscription order processing and customer support and manufacturing operations related to the development and manufacture of the Company's stand alone StarSight receivers. Network services and other expenses decreased from $1,626,000 for the three months ended March 31, 1995 to $1,339,000 for the three months ended March 31, 1996. The decrease was primarily attributable to lower staffing levels for order processing and customer support and decreased manufacturing support costs associated with the Company's stand alone StarSight receiver.

Liquidity and Capital Resources

         The Company has financed its operations through private placements of equity securities to individual investors and those corporations with which the Company has strategic relationships. These private placements have yielded a net total of approximately $77,125,000 through March 31, 1996. In addition, the
Company completed an initial public offering in August 1993, raising approximately $42,300,000, net of issuance costs.

         As of March 31, 1996, the Company had an accumulated deficit of $97,449,000. Negative cash flow from operations for the three months ended March 31, 1996 and 1995 was $5,334,000 and $9,345,000, respectively. Only limited revenues have been generated to date. There can be no assurance that the Company will be able to achieve revenues in excess of expenses. The Company expects to incur substantial negative cash flow from operating activities for the foreseeable future.

         The Company anticipates expending a significant portion of its cash resources for sales and marketing, expanding public awareness and other expenses associated with the delivery of the StarSight service to customers. The Company anticipates expending additional cash resources to provide incentives for manufacturers to incorporate the StarSight Electronic Program Guide ("EPG") into StarSight-capable products manufactured by them and for legal costs in future periods related to enforcement of the Company's patents involved in current and potential litigation.

         The Company is dependent on 1996 sales of the StarSight service to minimize negative cash flow from operations. The Company believes that the availability of StarSight-capable televisions, VCRs, TVCRs, satellite receivers, cable and telco converter boxes and stand alone StarSight receivers in the market place combined with a focused marketing program is essential to the Company's 1996 cash flow.

         The Company may seek additional investments from its current or new strategic investors. In addition, the Company may consider issuance of debt or equity securities. To the extent the Company raises additional cash by issuing equity securities, ownership dilution to the existing shareholders of the Company will result. There can be no assurance, however, that debt or equity financing will be available when needed or on terms acceptable to the Company.

         The Company's future cash requirements will depend on many factors, including: (i) the rate at which manufacturers of televisions, VCRs, TVCRs, satellite receivers and cable and telco converter boxes incorporate the Company's proprietary technology into new hardware products manufactured and marketed by them, (ii) the rate at which customers subscribe to the StarSight service, (iii) the rate at which cable and telco operators introduce and market StarSight's EPG to their customers, (iv) the level of marketing required to increase customers and to attain a competitive position in the market place, (v) the rate at which the Company is successful in licensing its intellectual property for non-StarSight-capable products, and (vi) the rate at which the Company invests in engineering and development and patent protection with respect to existing and future technology.

         The  Company  believes  that its  existing  cash  and cash  equivalents
($28,031,000 at March 31, 1996) will be sufficient to sustain the Company's current level of operations and meet its financial obligations through the end of 1996.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

         In October 1993, the Company filed suit in the District Court for the Northern District of California, San Jose Division, against Gemstar and Michael
R. Levine ("Levine") seeking: (1) a preliminary and permanent injunction and treble damages for Gemstar's willful infringement of one of the Company's patents (United States Patent No. 5,151,789, the "789 patent"); (2) a declaration that the Company does not infringe any claim of United States Patent No. 4,908,713 (the "713 patent") and/or that any such claim is invalid and/or unenforceable; (3) a preliminary and permanent injunction and treble damages for Gemstar's violation of certain antitrust laws; and (4) monetary and exemplary damages for Gemstar's tortious business activities. Gemstar and Levine counterclaimed on January 4, 1994 for a preliminary and permanent injunction and treble damages for the Company's alleged infringement of the `713 patent claims and for a declaration of noninfringement, invalidity, and/or unenforceability of the claims of the Company's `789 patent. In addition, on December 8, 1993 Gemstar and Levine moved to dismiss the Company's antitrust claim and the Company's declaratory relief claim to the extent it sought a declaration of the unenforceability of the `713 patent due to Levine's alleged inequitable conduct during the prosecution of the `713 patent. Pursuant to a court order, the Company's antitrust claim was dismissed with prejudice. In addition, the case has been phased to permit resolution of validity and infringement issues, in August 1996, prior to resolving all other disputed issues.

         In November 1993, Gemstar filed an action against the Company in the District Court for the Central District of California seeking: (1) a preliminary and permanent injunction and treble damages for the Company's alleged violation of certain federal and state antitrust laws; (2) for monetary and exemplary damages for the Company's allegedly tortious business activities; and (3) for a declaration of the noninfringement, invalidity, and/or unenforceability of the claims of three of the Company's patents (United States Patent Nos. 5,151,789, 4,706,121, and 4,977,455). In May, 1994, the Central District action was ordered to be transferred to the Northern District of California, San Jose Division, to be consolidated with the above mentioned litigation for discovery and pre-trial purposes. In addition, pursuant to a court order, Gemstar's declaratory relief claims against the Company's United States Patent Nos. 4,706,121 (the "121 patent") and 4,977,455 (the "455 patent") were dismissed. Discovery is proceeding in this case and trial date has not yet been set.

         In October 1994, SuperGuide Corporation ("SuperGuide") and Gemstar filed a further lawsuit against the Company in the District Court for the Northern District of California, San Jose Division. In this action, SuperGuide and Gemstar are seeking, among other things, preliminary and permanent injunctions and treble damages for the alleged willful infringement by the Company of one or more claims of United States Patent Nos. 4,751,578 (the "578 patent") and 5,038,211 (the "211 patent"). On December 8, 1994, the Company filed counterclaims seeking, among other things, a declaration that the Company does not infringe any such claims of the `578 and `211 patents, and/or that such claims are invalid and/or unenforceable. On May 5, 1995, SuperGuide amended its complaint to add a count asserting that the Company's `121 patent is invalid and/or unenforceable and is not infringed upon by SuperGuide. The Company filed a motion to dismiss SuperGuide's causes of action with respect to the `121
patent  for  lack  of  subject  matter   jurisdiction   (based
on no case or controversy); on August 8, 1995, the Company's motion was granted. This lawsuit also has been consolidated with the above mentioned cases for discovery and pre-trial purposes. Discovery is proceeding in this case and a trial date has not yet been set.

         In October 1993, United Video and its Trakker, Inc. subsidiary brought suit against the Company in the United States District Court for the Northern District of Oklahoma, seeking a declaratory judgment that its interactive program guide products do not infringe any of the Company's `121, `455 or `789 patents. The Company counterclaimed based on United Video's infringement of the `121 patent, and requested damages for past infringement, for declaratory and injunctive relief to halt future infringement, for exemplary damages based on the willful nature of United Video's infringement, and reimbursement of its attorney fees. United Video subsequently expanded the litigation by requesting similar declarations with respect to all of the Company's pending patent applications and its later-acquired PMC patents, but subsequently amended its complaint to limit the patents in suit to just the three patents identified above plus five PMC patents which are licensed to the Company. See "Patents, Trademarks, Copyrights and Proprietary Information." The Company moved to defer consideration of all non-'121 patent issues pending resolution of the parties' dispute concerning the `121 patent, and the court granted this motion. During 1994, the parties began discovery and United Video brought a series of eight summary judgment motions, all of which were denied. It also amended its complaint to add various additional defense theories and federal antitrust claims; similar to the non-'121 patent issues, litigation of the antitrust claims has been deferred pending resolution of the `121 patent infringement claims. Discovery as to the `121 patent claims is complete and the `121 infringement trial, previously set for November 6, 1995, was re-set for January 29, 1996. In December 1995, the Company moved to include its recently issued United States Patent Nos. 5,479,266 (the "266 patent") and 5,479,268 (the "268 patent"), and asked the court to postpone the January 29, 1996 trial date for a limited period of time so as to hear the `121, `266 and `268 infringement issues at the same time. United Video opposed the Company's motion for a continuance, but did not object to the addition of the `266 and `268 patents but argued that they should not be heard with the '121 patent issues. Pursuant to a court order, the January 29, 1996 trial date was postponed to May 8, 1996. A subsequent court order denied the Company's previously filed motion to dismiss, which motion was based on newly discovered evidence. As such, the trial began on May 8, 1996 and is expected to cover only the `121 patent issues over a multi-week period.

         In October 1992, the Company and Scientific-Atlanta entered into a license agreement under which Scientific-Atlanta received, among other things, the rights to the `121, `455 and `789 patents for the purpose of developing converters that would accommodate the Company's electronic program guide system. On April 13, 1995, the Company served an arbitration demand on Scientific-Atlanta alleging breach of the license agreement, unfair competition, breach of the covenant of good faith and fair dealing, intentional misrepresentation and interference with prospective economic advantage. The arbitration hearing began on April 9, 1996 and concluded on May 2, 1996. The parties await a decision from the three member arbitration panel, following exchange of post-trial briefs.

         In February 1996, Scientific-Atlanta filed a complaint against the Company and Philips Electronics North America Corporation ("Philips") for patent infringement. The lawsuit alleges that the manufacture, sale and use of the Company's stand alone StarSight receiver infringes Scientific-Atlanta's U.S. Patent Numbers 4,991,011, 5,477,262 and

5,247,364, and seeks damages in an unspecified amount, injunctive relief and recovery of costs and attorneys fees. The Company has certain indemnification obligations under an Agreement dated October 27, 1994 between the Company and Philips, including defending Philips in this case.

         The Company intends to vigorously defend the allegations against it and to actively pursue its claims against each party. The outcome of these lawsuits cannot presently be determined. Accordingly, no provision for any loss that may result upon the resolution of these matters has been made in the accompanying financial statements.

Item 6: Exhibits and Reports on Form 8-K
         (a)      Exhibits

                  11.1    Statement regarding computation of loss per share.
                  27.1    Financial data schedule

         (b)      Reports on Form 8-K.
                  The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       StarSight Telecast Inc.

                                       /s/  LARRY W. WANGBERG
         Dated: May 15, 1996           -------------------------------------
                                       LARRY W. WANGBERG
                                       Chairman of the Board of Directors and
                                       Chief Executive Officer



                                       /s/  MARTIN W. HENKEL
         Dated: May 15, 1996           ---------------------------------
                                       MARTIN W. HENKEL
                                       Executive Vice President
                                       Chief Financial Officer