Form 10-Q
period 1996-06-30
STARSIGHT TELECAST INC
filed 1996-08-14
CIK 906612

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC. 20549
(Mark One)

  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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


As of August 6, 1996, there were 25,410,279 shares outstanding of the Registrant's Common Stock, no par value.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

                            STARSIGHT TELECAST, INC.
                            CONDENSED BALANCE SHEETS
                       (in thousands, except share data)

                                                         June 30,   December 31,
                                                           1996         1995
                                                       (unaudited)
                                                       -----------  ------------
ASSETS
- ------

CURRENT ASSETS:

Cash and cash equivalents                                $   8,262    $   8,787
Short-term investments available for sale                   13,722         --
Accounts receivable                                          1,101        2,192
Inventories                                                    548          441
Other                                                          612          410
                                                         ---------    ---------
Total current assets                                        24,245       11,830

FURNITURE, FIXTURES AND EQUIPMENT, net of accumulated
 depreciation of $4,146 and $3,663                           1,265        1,637

PATENTS AND LICENSES, net of accumulated
  amortization of $724 and $595                              2,780        2,866
                                                         ---------    ---------
TOTAL ASSETS                                             $  28,290    $  16,333
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:

Accounts payable                                         $   1,601    $   1,570
Accrued liabilities                                          3,511        3,068
Deferred revenue                                             2,002        2,992
License fee payable                                            219          286
                                                         ---------    ---------
Total current liabilities                                    7,333        7,916
                                                         ---------    ---------
LONG-TERM LICENSE FEE PAYABLE                                 --             74


SHAREHOLDERS' EQUITY:
Common Stock, no par value: authorized 50,000,000
  shares; issued and outstanding, 25,390,279 and
  21,902,018 shares, respectively                          125,342       99,400
Unearned compensation                                         (860)        (371)
Accumulated deficit                                       (103,525)     (90,686)
                                                         ---------    ---------
TOTAL SHAREHOLDERS' EQUITY                                  20,957        8,343
                                                         ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $  28,290    $  16,333
                                                         =========    =========

See notes to condensed financial statements.

                            STARSIGHT TELECAST, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except share data)



                                    Three Months Ended      Six Months Ended
                                          June 30,              June 30,
                                      1996        1995       1996         1995
                                   --------    --------    --------    --------

Revenues                           $  1,528    $    343    $  2,774    $    561

Cost of Goods Sold                      391         136         589         208

Inventory reserves and
  write offs                            --           --         --          930
                                   --------    --------    --------    --------
Gross Profit                          1,137         207       2,185        (577)
                                   --------    --------    --------    --------
COSTS AND EXPENSES:

General and administrative            1,813       2,560       5,099       5,225

Litigation costs                      1,928         695       3,140       1,749

Engineering and development             897         985       1,785       2,092

Marketing                             1,405       2,138       2,617       4,313

Network services and
   other expenses                     1,369       1,408       2,708       3,034
                                   --------    --------    --------    --------
Total costs and expenses              7,412       7,786      15,349      16,413
                                   --------    --------    --------    --------
OPERATING LOSS                       (6,275)     (7,579)    (13,164)    (16,990)
                                   --------    --------    --------    --------
INTEREST EXPENSE                         (4)        (10)         (9)        (20)

INTEREST INCOME                         203         197         334         460
                                   --------    --------    --------    --------
NET LOSS                           $ (6,076)   $ (7,392)   $(12,839)   $(16,550)
                                   ========    ========    ========    ========

NET LOSS PER COMMON SHARE          $  (0.24)   $  (0.35)   $  (0.53)   $  (0.79)
                                   ========    ========    ========    ========

NUMBER OF SHARES USED FOR
  CALCULATION OF NET LOSS
  PER COMMON SHARE               25,369,248  21,062,577  24,080,798  21,042,132
                                 ==========  ==========  ==========  ==========


See notes to condensed financial statements.

                            STARSIGHT TELECAST, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                             Six Months Ended
                                                                 June 30,
                                                              1996        1995
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $(12,839)   $(16,550)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Amortization of unearned compensation                         538         367
  Depreciation and amortization                                 612         930
  Inventory valuation reserve                                  --           930
Changes in assets and liabilities:
  Accounts payable, accrued liabilities and
     deferred revenue                                          (516)       (132)
  Accounts receivable, inventories and other assets             782      (2,218)
                                                           --------    --------

Net cash used in operating activities                       (11,423)    (16,673)
                                                           --------    --------

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisitions of furniture, fixtures and equipment              (111)       (509)
Purchases of short-term investments                         (15,701)       --
Maturities of short-term investments                          1,979      10,924
Additions to patents and licenses                               (43)        (50)
                                                           --------    --------

Net cash provided by (used in) investing activities         (13,876)     10,365
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock-net               24,625        --
Proceeds from the exercise of options for common stock          290         117
Repayment of notes payable                                     (141)       (152)
                                                           --------    --------

Net cash provided by (used in) financing activities          24,774         (35)
                                                           --------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (525)     (6,343)

CASH AND CASH EQUIVALENTS:
Beginning of period                                           8,787      10,141
                                                           --------    --------
End of period                                              $  8,262    $  3,798
                                                           ========    ========

See notes to condensed financial statements.

                            STARSIGHT TELECAST, INC.

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


2.       RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
         JUNE 30, 1996 AND MANAGEMENT PLANS FOR 1996

         Revenues for the six months ended June 30, 1996 were $2,774,000. As a result of incurring significant expenses in its development and operating activities without generating significant revenues, the Company has incurred significant losses and negative cash flows from operating activities. The net loss for the six months ended June 30, 1996 was $12,839,000 and net cash used in operating activities for the six months ended June 30, 1996 was $11,423,000. At June 30, 1996, the Company had an accumulated deficit of $103,525,000 and cash and cash equivalents and short term investments of $21,984,000.

         There can be no assurance that the Company will ever be able to achieve revenues in excess of expenses. The Company expects to incur substantial losses and substantial negative cash flow from operating activities in the foreseeable future. The Company is dependent on sales of StarSight(R) products and services and the licensing of its intellectual property in order to minimize negative cash flow from operations. Management believes that the availability in the market place of StarSight capable televisions, VCRs, TVCRs, satellite receivers, cable and telco converter boxes and stand alone StarSight receivers, combined with a focused intellectual property licensing program, is essential to the Company's 1996 revenues and cash flow. The Company is subject to all of the risks and expenses inherent in the establishment of a new business enterprise. To address these risks and expenses, the Company must, among other things, respond to competitive developments, attract, retain and motivate qualified personnel and support the expense of marketing a new service based upon innovative technology. In addition, the Company must successfully launch the commercial distribution of its products and services, continue to finance operations and marketing efforts and successfully market its products and services to potential customers.

         In the third quarter of 1995, the Company took steps to reduce operating expenses by concentrating on business development efforts which are believed to be most cost effective. Such expense reductions were a result of on-going efforts to determine which programs in each functional area are most productive. These efforts have continued through the six months ended June 30, 1996.

         The Company believes its existing cash and cash equivalents and short term investments ($21,984,000 at June 30, 1996) will be sufficient to sustain the Company's current level of operations and meet its financial obligations through the end of 1996.

3.       INTELLECTUAL PROPERTY LITIGATION

         The Company is a named plaintiff and counterclaimant in several legal proceedings where the Company is primarily alleging that others are infringing the Company's patents and other intellectual property rights. The Company is also a named defendant in legal proceedings where patent infringement has been alleged against the Company. From inception through June 30, 1996, the Company has expensed approximately $8,840,000 in legal and other costs in connection with such litigation, of which approximately $3,140,000 was included in general and administrative expenses in the six months ended June 30, 1996. The Company expects to incur additional legal costs in future periods related to the enforcement of the Company's patents involved in the current and potential future litigation. No estimate of the total amount of such additional legal costs can be made at this time. The outcome of these lawsuits cannot presently be determined. Management believes, based upon the advice of counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial statements taken as a whole.

4.       INVENTORIES

         Inventories are summarized as follows (in thousands):

                                            June 30,        December 31,
                                              1996              1995
                                            -------         -----------

           Raw materials                    $   548           $   441
           Finished products                  4,490             5,099
                                            -------           -------

              Total                           5,038             5,540

           Less lower of cost-or-market
           valuation allowance               (4,490)           (5,099)
                                            -------           -------


           Inventory, net                   $   548           $   441
                                            =======           =======

5.       REPRICING OF EMPLOYEE STOCK OPTIONS

         In January 1996, the Company repriced the exercise price of 299,201 common stock options (originally granted to certain employees at prices from $15.00 to $5.00) to $3.50. The Company recorded unearned compensation of $1,028,000 which was calculated based on the difference between the market value of the Company's common stock at the repricing date and the $3.50 exercise price. The Company will record compensation expense over the remaining vesting period of the repriced options. For the three and six months ended June 30, 1996, the Company recorded $202,000 and $347,000, respectively, in additional compensation related to the repriced options.

6.       NET LOSS PER SHARE

         The net loss per share for the six months ended June 30, 1996 and 1995 is based on the weighted average number of shares of common stock outstanding during those periods. No effect has been given to unexercised stock options and warrants because the effect would be antidilutive.

7.       SUBSEQUENT EVENT

         On July 23, 1996, the American Arbitration Association awarded the Company $15,000,000 plus attorney's fees and arbitration costs against Scientific-Atlanta, Inc. ("Scientific-Atlanta") for breach of contract, including misappropriation of certain Company intellectual property. In addition to the monetary award, the Company was granted injunctive relief prohibiting Scientific-Atlanta, except under certain limited conditions, from accepting any new customer orders for any products incorporating an interactive electronic program guide that utilizes any information derived either directly or indirectly from the Company for a period of three years beginning from the date of the award. The Company expects to recognize a gain related to this arbitration award upon receipt of the cash damages from Scientific-Atlanta.

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

Overview

         The Company was incorporated in May 1986. Since inception, the Company has devoted substantially all of its resources toward the development and commercial introduction of a patented on-screen interactive television program guide and VCR control service marketed under the StarSight(R) brand name. The Company generates revenue from subscription sales of the StarSight service to customers, either through service providers, such as cable operators and local telephone companies ("telco"), or directly from the Company. The Company also generates revenues through licensing the Company's intellectual property for non-StarSight capable products. The Company has been unprofitable since its inception and expects to incur substantial losses for the foreseeable future. As of June 30, 1996, the Company had accumulated a deficit of $103,525,000.

         The Company has entered into technology development and licensing agreements with key manufacturers for the manufacture of StarSight-capable televisions, VCRs, TVCRs and stand alone StarSight receivers. These manufacturers include Thomson Consumer Electronics (RCA, GE, ProScan) ("Thomson"), Zenith Electronics Corporation ("Zenith"), Sony Electronics, Inc. ("Sony"), Mitsubishi Consumer Electronics America, Inc. ("Mitsubishi"), Toshiba America Consumer Products, Inc. ("Toshiba"), Matsushita Television Company (Panasonic, Quasar) ("Matsushita"), Philips Consumer Electronics Company
(Magnavox) ("Philips"), Sharp Electronics Corporation ("Sharp"), Samsung Electronics America, Inc. ("Samsung"), LG Electronics U.S.A., Inc. ("GoldStar"), and Daewoo Electronics Corp. of America ("Daewoo"). The Company has also entered into license agreements with General Instrument Corp. ("General Instrument"), Scientific-Atlanta and Zenith for the incorporation of StarSight-enabling technology into cable converter boxes to be manufactured by them for sale to cable system operators that offer StarSight to their customers.

         The Company has also entered into marketing and distribution agreements with Uniden America ("Uniden") and NextWave Communications ("NextWave") for the marketing and distribution of StarSight capable satellite receivers to C-band satellite service customers. The Company is currently engaged in several negotiations with additional manufacturers for similar agreements.

         The Company believes its intellectual property applies to several business segments, including but not limited to direct broadcast satellite, Internet and PCTV applications. Hence, the Company intends to devote significant management time and effort to identify, negotiate and enter into royalty bearing licensing agreements. As part of this licensing strategy, the Company has already entered into royalty bearing licensing agreements with Thomson, Sony, Toshiba and Panasonic for the use of certain of the Company's intellectual property in connection with certain digital satellite system equipment. The Company believes its on-going licensing efforts are likely to have a significant impact on the Company's overall operating success.

         In 1995, the Company brought an arbitration action against Scientific-Atlanta concerning Scientific-Atlanta's delay in the deployment of StarSight-capable converters and its development of a competing electronic program guide using the Company's technology in violation of its licensing agreement with the Company. In apparent response to the arbitration action, Scientific-Atlanta filed a lawsuit in February 1996 against the Company and Philips alleging that the Company's stand alone StarSight receiver infringes three U.S. patents owned by Scientific-Atlanta. On July 23, 1996, the American Arbitration Association awarded the Company $15,000,000 in monetary damages plus attorney's fees and arbitration costs against Scientific-Atlanta. In addition to the monetary award, the Company was granted injunctive relief prohibiting Scientific-Atlanta, except under certain limited conditions, from accepting any new customer orders for any products incorporating an interactive electronic program guide that utilizes any information derived either directly or indirectly from the Company for a period of three years beginning from the date of the award. See Part II, Item 1: "Legal Proceedings."

Results of Operations

         Revenues for the three and six months ended June 30, 1996 were $1,528,000 and $2,774,000, respectively. Revenues for the three and six months ended June 30, 1995 were $343,000 and $561,000, respectively. Revenues increased in such periods due to an increase in licensing revenues and, to a lesser extent, increased subscription revenues. As a result of incurring significant expenses in its development and operating activities without generating significant revenues, the Company has incurred significant losses. The Company's net loss was $6,076,000 and $12,839,000 for the three and six months ended June 30, 1996, respectively, compared to $7,392,000 and $16,550,000 for the three and six months ended June 30, 1995, respectively.

         During the six months ended June 30, 1995, the Company recorded an inventory valuation allowance of $930,000 related to the Company' stand alone
StarSight receiver. There was no comparable expense for the six months ended June 30, 1996.

         General and administrative expense primarily consists of salaries and benefits of management and administrative personnel in the corporate, finance, personnel, legal and facilities departments, professional and consulting fees and general corporate expenditures. General and administrative expense decreased from $2,560,000 for the three months ended June 30, 1995 to $1,813,000 for the three months ended June 30, 1996 and from $5,225,000 for the six months ended June 30, 1995 to $5,099,000 for the six months ended June 30, 1996. The decrease in general and administrative expense was primarily due to an overall decrease in spending levels for general and administrative expenses and a decrease in certain compensation related expenses.

         The Company is a named plaintiff and counterclaimant in several legal proceedings where the Company is primarily alleging that others are infringing the Company's patents and other intellectual property rights. The Company is also a named defendant in legal proceedings where patent infringement has been alleged against the Company. From inception through June 30, 1996, the Company has expensed approximately $8,840,000 in legal and other costs in connection with such litigation. Litigation costs increased from $695,000 for the three months ended June 30, 1995 to $1,928,000 for the three months ended June 30, 1996 and from $1,749,000 for the six months ended June 30, 1995 to $3,140,000 for the six months ended June 30, 1996. The increase in such litigation costs is the result of the arbitration hearing involving Scientific-Atlanta which commenced in April 1996 and the United Video patent infringement trial which began in May 1996. The Company expects to incur additional legal costs in future periods related to the enforcement of the Company's patents involved in the current and potential future suits. No estimate of the total amount of such additional legal costs can be made at this time. The outcome of these lawsuits cannot presently be determined.

         Engineering and development expense is composed primarily of personnel costs in the areas of product design and development. Engineering efforts include development of the broadcast network architecture and supporting software and the design of the StarSight-enabling technology, which is to be incorporated within televisions, VCRs, TVCRs, satellite receivers, cable and telco converter boxes and stand alone StarSight receivers. Engineering and development expense decreased from $985,000 for the three months ended June 30, 1995 to $897,000 for the three months ended June 30, 1996 and from $2,092,000 for the six months ended June 30, 1995 to $1,785,000 for the six months ended June 30,1996. The decrease in engineering and development expense was primarily due to lower staffing levels when compared to the previous year's activity.

         Marketing expense consists primarily of salaries for sales and marketing personnel, fees paid to consultants, market research costs, trade shows and industry awareness and consumer advertising costs. Marketing expense decreased from $2,138,000 for the three months ended June 30, 1995 to $1,405,000 for the three months ended June 30, 1996 and from $4,313,000 for the six months ended June 30, 1995 to $2,617,000 for the six months ended June 30, 1996. The primary items contributing to the decrease in marketing expense were lower product launch expenditures, as well as lower public relations and product awareness expenditures. The Company expects marketing expenses to increase during the remainder of fiscal 1996.

         Network services and other expense consists of the combined cost of purchasing television scheduling data from a TV data supplier and broadcasting that data over the data distribution network operated by PBS. The Company's contracts with these service providers have a base fee and a per subscriber monthly cost with annual maximums on the cost. In addition, network and other expenses include operating expenses related to subscription order processing and customer support and manufacturing operations and support. Network services and other expenses decreased from $1,408,000 for the three months ended June 30, 1995 to $1,369,000 for the three months ended June 30, 1996 and from $3,034,000 for the six months ended June 30, 1995 to $2,708,000 for the six months ended June 30, 1996. The decrease was primarily attributable to lower spending for order processing and customer support and decreased manufacturing support costs associated with the Company's stand alone StarSight receiver.

Liquidity and Capital Resources

         The Company has financed its operations through private placements of equity securities to individual investors and those corporations with which the Company has strategic relationships. These private placements have yielded a net total of approximately $77,125,000 through June 30, 1996. In addition, the
Company completed an initial public offering in August 1993, raising approximately $42,300,000, net of issuance costs.

         As of June 30, 1996, the Company had an accumulated deficit of $103,525,000. Negative cash flow from operations for the six months ended June 30, 1996 and 1995 was $11,423,000 and $16,673,000, respectively. Only limited revenues have been generated to date. There can be no assurance that the Company will be able to achieve revenues in excess of expenses. The Company expects to incur substantial negative cash flow from operating activities for the foreseeable future.

         The Company anticipates expending a significant portion of its cash resources for sales and marketing, expanding public awareness, engineering and development efforts, and other operational expenses associated with the delivery of the StarSight service to customers. The Company anticipates expending additional cash resources to provide incentives for manufacturers to incorporate the StarSight Electronic Program Guide ("EPG") into StarSight-capable products manufactured by them and for legal costs in future periods related to enforcement of the Company's patents involved in current and potential litigation.

         The Company is dependent on 1996 sales of the StarSight service to minimize negative cash flow from operations. The Company believes that the availability of StarSight-capable televisions, VCRs, TVCRs, satellite receivers, cable and telco converter boxes and stand alone StarSight receivers in the market place combined with a focused marketing program is essential to the Company's 1996 revenues and cash flow.

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

         The Company believes that its existing cash and cash equivalents and short term investments ($21,984,000 at June 30, 1996) will be sufficient to sustain the Company's current level of operations and meet its financial obligations through the end of 1996.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

         In October 1993, the Company filed suit in the District Court for the Northern District of California, San Jose Division, against Gemstar and Michael
R. Levine ("Levine") seeking: (1) a preliminary and permanent injunction and treble damages for Gemstar's willful infringement of one of the Company's patents (United States Patent No. 5,151,789, the "789 patent"); (2) a declaration that the Company does not infringe any claim of United States Patent No. 4,908,713 (the "713 patent") and/or that any such claim is invalid and/or unenforceable; (3) a preliminary and permanent injunction and treble damages for Gemstar's violation of certain antitrust laws; and (4) monetary and exemplary damages for Gemstar's tortious business activities. Gemstar and Levine counterclaimed on January 4, 1994 for a preliminary and permanent injunction and treble damages for the Company's alleged infringement of the '713 patent claims and for a declaration of noninfringement, invalidity, and/or unenforceability of the claims of the Company's '789 patent. In addition, on December 8, 1993 Gemstar and Levine moved to dismiss the Company's antitrust claim and the Company's declaratory relief claim to the extent it sought a declaration of the unenforceability of the '713 patent due to Levine's alleged inequitable conduct during the prosecution of the '713 patent. Pursuant to a court order, the Company's antitrust claim, but not its inequitable conduct claim, was dismissed with prejudice. The case has been phased to permit resolution of the unequitable conduct claim, validity and infringement issues, in August 1996, prior to resolving all other disputed issues.

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

         In October 1994, SuperGuide Corporation ("SuperGuide") and Gemstar filed a further lawsuit against the Company in the District Court for the Northern District of California, San Jose Division. In this action, SuperGuide and Gemstar are seeking, among other things, preliminary and permanent injunctions and treble damages for the alleged willful infringement by the Company of one or more claims of United States Patent Nos. 4,751,578 (the "578 patent") and 5,038,211 (the "211 patent"). On December 8, 1994, the Company filed counterclaims seeking, among other things, a declaration that the Company does not infringe any such claims of the '578 and '211 patents, and/or that such claims are invalid and/or unenforceable. On May 5, 1995, SuperGuide amended its complaint to add a count asserting that the Company's '121 patent is invalid and/or unenforceable and is not infringed upon by SuperGuide. The Company filed a motion to dismiss SuperGuide's causes of action with respect to the '121 patent for lack of subject matter jurisdiction (based on no case or controversy); on August 8, 1995, the Company's motion was granted. This lawsuit also has been consolidated with the above mentioned cases for discovery and pre-trial purposes. Discovery is proceeding in this case and a trial date has not yet been set.

         In October 1993, United Video and its Trakker, Inc. subsidiary brought suit against the Company in the United States District Court for the Northern District of Oklahoma, seeking a declaratory judgment that its interactive program guide products do not infringe any of the Company's '121, '455 or '789 patents. The Company counterclaimed based on United Video's infringement of the '121 patent, and requested damages for past infringement, for declaratory and injunctive relief to halt future infringement, for exemplary damages based on the willful nature of United Video's infringement, and reimbursement of its attorney fees. United Video subsequently expanded the litigation by requesting similar declarations with respect to all of the Company's pending patent applications and its later-acquired patents from Personalized Media Communications ("PMC") but subsequently amended its complaint to limit the patents in suit to just the three patents identified above plus five PMC patents which are licensed to the Company. The Company moved to defer consideration of all non-'121 patent issues pending resolution of the parties' dispute concerning the '121 patent, and the court granted this motion. During 1994, the parties began discovery and United Video brought a series of eight summary judgment motions, all of which were denied. It also amended its complaint to add various additional defense theories and federal antitrust claims; similar to the non-'121 patent issues, litigation of the antitrust claims has been deferred pending resolution of the '121 patent infringement claims. Discovery as to the '121 patent claims is complete and the '121 infringement trial, previously set for November 6, 1995, was re-set for January 29, 1996. In December 1995, the Company moved to include its recently issued United States Patent Nos. 5,479,266 (the "266 patent") and 5,479,268 (the "268 patent"), and asked the court to postpone the January 29, 1996 trial date for a limited period of time so as to hear the '121, '266 and '268 infringement issues at the same time. United Video opposed the Company's motion for a continuance, but did not object to the addition of the '266 and '268 patents but argued that they should not be heard with the '121 patent issues. Pursuant to a court order, the January 29, 1996 trial date was postponed to May 8, 1996. A subsequent court order denied the Company's previously filed motion to dismiss, which motion was based on newly discovered evidence. As such, the trial began on May 8, 1996 and is expected to cover only the '121 patent issues over a multi-month period.

         In October 1992, the Company and Scientific-Atlanta entered into a license agreement under which Scientific-Atlanta received, among other things, the rights to the '121, '455 and '789 patents for the purpose of developing converters that would accommodate the Company's electronic program guide system. On April 13, 1995, the Company served an arbitration demand on Scientific-Atlanta alleging breach of the license agreement, unfair competition, breach of the covenant of good faith and fair dealing, intentional misrepresentation and interference with prospective economic advantage. The arbitration hearing began on April 9, 1996 and concluded on May 2, 1996. On July 23, 1996, the American Arbitration Association awarded the Company $15,000,000 in monetary damages plus attorney's fees and arbitration costs against Scientific-Atlanta for breach of contract, including misappropriation of certain Company intellectual property. In addition to the monetary award, the Company was granted injunctive relief prohibiting Scientific-Atlanta, except under certain limited conditions, from accepting any new customer orders for any products incorporating an interactive electronic program guide that utilizes any information derived either directly or indirectly from the Company for a period of three years beginning from the date of the award.

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

Item 4: Submission of Matters to a Vote of Security Holders

         On May 16, 1996 the Company held an Annual Meeting of Shareholders for which it solicited votes by proxy. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against, and the number of abstentions as to each matter.

1. To elect twelve directors to serve until the next Annual Meeting of Shareholders until their successors are elected.

         DIRECTOR                       FOR               WITHHELD
         --------                       ---               --------
         Larry W. Wangberg          21,023,751             56,198
         Brian L. Klosterman        20,985,251             94,698
         Martin W. Henkel           20,985,251             94,698
         Jack C. Clifford           21,025,251             54,698
         Ajit M. Dalvi              20,984,089             95,860
         Donn M. Davis              21,024,151             55,798
         Thomas E. Dooley           21,025,151             54,798
         John F. Doyle              21,025,251             54,698
         John W. Goddard            21,025,251             54,698
         Edward D. Horowitz         20,983,089             96,860
         James E. Meyer             21,025,151             54,798
         Jacques Thibon             21,024,151             55,798

2. To approve an amendment to the 1989 Stock Incentive Program to increase the limit on the number of shares of Common Stock granted to an employee in a calendar year.

For: 19,992,930    Against: 1,056,494    Abstain: 30,525

3. To ratify appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal period ending December 31, 1996.

For: 21,039,975    Against: 19,852    Abstain: 20,122

Item 5:  Other Information

         On July 23, 1996, the American Arbitration Association awarded the Company $15,000,000 in monetary damages plus attorney's fees and arbitration costs against Scientific-Atlanta for breach of contract, including misappropriation of certain Company intellectual property. In addition to the monetary award, the Company was granted injunctive relief prohibiting Scientific-Atlanta, except under certain limited conditions, from accepting any new customer orders for any products incorporating an interactive electronic program guide that utilizes any information derived either directly or indirectly from the Company for a period of three years beginning from the date of the award.

Item 6: Exhibits and Reports on Form 8-K
         (a)      Exhibits

                  11.1      Statement regarding computation of loss per share.
                  27.1      Financial data schedule

         (b)      Reports on Form 8-K.
                  The Registrant filed a report on Form 8-K dated as of April 19, 1996 regarding the retirement of Michael W. Faber as the Chairman of the Board of Directors and as a member of the Board of Directors of the Registrant.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         StarSight Telecast, Inc.

                                         /s/  LARRY W. WANGBERG
         Dated: August 14, 1996          -------------------------------------
                                         LARRY W. WANGBERG
                                         Chairman of the Board of Directors and
                                         Chief Executive Officer



                                         /s/  MARTIN W. HENKEL
         Dated: August 14, 1996          ---------------------------------
                                         MARTIN W. HENKEL
                                         Executive Vice President and
                                         Chief Financial Officer

                                INDEX TO EXHIBITS




         11.1     Statement regarding computation of loss per share

         27.1     Financial data schedule