Form 10-Q
period 1996-09-30
STARSIGHT TELECAST INC
filed 1996-11-13
CIK 906612

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC. 20549
(Mark One)

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________________

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


As of November 7, 1996, there were 25,502,806 shares outstanding of the Registrant's Common Stock, no par value.


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                                                      STARSIGHT TELECAST, INC.
                                                      CONDENSED BALANCE SHEETS
                                                  (in thousands, except share data)
                                                                                                    September 30,
ASSETS                                                                                                  1996            December 31,
                                                                                                     (Unaudited)            1995
                                                                                                      ---------           ---------
CURRENT ASSETS:

Cash and cash equivalents                                                                             $   6,458           $   8,787
Short-term investments available for sale                                                                 7,898                --
Accounts receivable                                                                                       1,551               2,192
Inventories                                                                                                 733                 441
Other                                                                                                       467                 410
                                                                                                      ---------           ---------

Total current assets                                                                                     17,107              11,830

FURNITURE, FIXTURES AND EQUIPMENT, net of accumulated
 depreciation of $4,411 and $3,663                                                                        1,092               1,637

PATENTS AND LICENSES, net of accumulated
  amortization of $788 and $595                                                                           2,817               2,866
                                                                                                      ---------           ---------

TOTAL ASSETS                                                                                          $  21,016           $  16,333
                                                                                                      =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                                                                      $   1,254           $   1,570
Accrued liabilities                                                                                       2,092               3,068
Deferred revenue                                                                                          1,438               2,992
License fee payable                                                                                         147                 286
                                                                                                      ---------           ---------

Total current liabilities                                                                                 4,931               7,916
                                                                                                      ---------           ---------

LONG-TERM LICENSE FEE PAYABLE                                                                              --                    74


SHAREHOLDERS' EQUITY:
Common Stock, no par value: authorized 50,000,000 shares;
  issued and outstanding, 25,492,139 and 21,902,018 shares, respectively                                125,782              99,400
Unearned compensation                                                                                      (702)               (371)
Accumulated deficit                                                                                    (108,995)            (90,686)
                                                                                                      ---------           ---------

TOTAL SHAREHOLDERS' EQUITY                                                                               16,085               8,343
                                                                                                      ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                            $  21,016           $  16,333
                                                                                                      =========           =========

See notes to condensed financial statements


                                                      STARSIGHT TELECAST, INC.
                                                 CONDENSED STATEMENTS OF OPERATIONS
                                                             (Unaudited)
                                                  (in thousands, except share data)

                                                                  Three Months Ended                       Nine Months Ended
                                                                     September 30,                           September 30,
                                                               1996                1995                1996                1995
                                                           ------------        ------------        ------------        ------------
REVENUES
Licensing                                                  $      1,767        $        166        $      3,738        $        166
Subscription and other                                              443                 271               1,246                 832
                                                           ------------        ------------        ------------        ------------
  Total Revenues                                                  2,210                 437               4,984                 998
                                                           ------------        ------------        ------------        ------------

Cost of Goods Sold                                                  489                 129               1,078                 337

Inventory reserves and write offs                                  --                 3,300                --                 4,230
                                                           ------------        ------------        ------------        ------------

Gross Profit                                                      1,721              (2,992)              3,906              (3,569)
                                                           ------------        ------------        ------------        ------------

COSTS AND EXPENSES:

General and administrative                                        1,765               2,103               6,864               7,329

Litigation costs                                                  1,113                 407               4,253               2,155

Engineering and development                                         839                 841               2,624               2,933

Marketing                                                         2,127               1,476               4,744               5,789

Network services and other expenses                               1,589               1,229               4,297               4,263
                                                           ------------        ------------        ------------        ------------

Total costs and expenses                                          7,433               6,056              22,782              22,469
                                                           ------------        ------------        ------------        ------------

OPERATING LOSS                                                   (5,712)             (9,048)            (18,876)            (26,038)
                                                           ------------        ------------        ------------        ------------

INTEREST EXPENSE                                                     (3)                 (7)                (12)                (27)

INTEREST INCOME                                                     245                  78                 579                 538
                                                           ------------        ------------        ------------        ------------

NET LOSS                                                   $     (5,470)       $     (8,977)       $    (18,309)       $    (25,527)
                                                           ============        ============        ============        ============

NET LOSS PER COMMON SHARE                                  $      (0.21)       $      (0.43)       $      (0.75)       $      (1.21)
                                                           ============        ============        ============        ============

NUMBER OF SHARES USED FOR
  CALCULATION OF NET LOSS
  PER COMMON SHARE                                           25,551,280          21,089,538          24,570,959          21,057,934
                                                           ============        ============        ============        ============


See notes to condensed financial statements.


                                         STARSIGHT TELECAST, INC.
                                     CONDENSED STATEMENTS OF CASH FLOWS
                                                (Unaudited)
                                               (in thousands)


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                     1996            1995
                                                                                 -------------    -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                                                                             $(18,309)      $(25,527)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Amortization of unearned compensation                                                   861            496
  Depreciation and amortization                                                           943          1,392
  Inventory valuation reserve                                                              --          4,058
Changes in assets and liabilities:
  Accounts payable, accrued liabilities, and deferred revenues                         (2,846)          (658)
  Accounts receivable, inventories and other assets                                       292         (4,155)
                                                                                 -------------    -----------

Net cash used in operating activities                                                 (19,059)       (24,394)
                                                                                 -------------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisitions of furniture, fixtures and equipment                                        (204)          (547)
Sales of long-term investments held to maturity                                           --           3,002
Purchases of short-term investments                                                   (15,701)           --
Maturities of short-term investments                                                    7,803         16,940
Additions to patents and licenses                                                        (145)           (59)
                                                                                 -------------    -----------

Net cash provided by (used in) investing activities                                    (8,247)        19,336
                                                                                 -------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock-net                                         24,625            --
Proceeds from the exercise of options for common stock                                    565            184
Repayment of notes payable                                                               (213)          (225)
                                                                                 -------------    -----------

Net cash provided by (used in) financing activities                                    24,977            (41)
                                                                                 -------------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                                  (2,329)        (5,099)

CASH AND CASH EQUIVALENTS:
Beginning of period                                                                     8,787         10,141
                                                                                 -------------    -----------

End of period                                                                          $6,458         $5,042
                                                                                 =============    ===========

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

         The amounts appearing in the December 31, 1995 condensed balance sheet are derived from the audited balance sheet included in the financial statements in the Company's Form 10-K for the twelve months ended December 31, 1995.

2.       RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
         SEPTEMBER 30, 1996 AND MANAGEMENT PLANS FOR 1996 AND 1997

         Revenues for the nine months ended September 30, 1996 were $4,984,000. As a result of incurring significant expenses in its development and operating activities without generating significant revenues, the Company has incurred significant losses and negative cash flows from operating activities. The net loss for the nine months ended September 30, 1996 was $18,309,000 and net cash used in operating activities for the nine months ended September 30, 1996 was $19,059,000. At September 30, 1996, the Company had an accumulated deficit of $108,995,000 and cash and cash equivalents and short term investments of $14,356,000.

         There can be no assurance that the Company will ever be able to achieve revenues in excess of expenses. The Company expects to incur substantial losses and substantial negative cash flow from operating activities in the foreseeable future. The Company is dependent on sales of StarSight(R) products and services and the licensing of its intellectual property in order to minimize negative cash flow from operations. Management believes that the availability in the market place of StarSight capable televisions, VCRs, TVCRs, satellite receivers, cable and telco converter boxes and stand alone StarSight receivers, combined with a focused intellectual property licensing program, is essential to the Company's 1996 and 1997 revenues and cash flow. The Company is subject to all of the risks and expenses inherent in the establishment of a new business enterprise. To address these risks and expenses, the Company must, among other things, respond to competitive developments, attract, retain and motivate qualified personnel and support the expense of marketing a new service based upon innovative technology. In addition, the Company must successfully launch the commercial distribution of its products and services, continue to finance operations and marketing efforts and successfully market its products and services to potential customers.

         In the third quarter of 1995, the Company took steps to reduce operating expenses by concentrating on business development efforts which are believed to be most cost effective. Such expense reductions were a result of on-going efforts to determine which programs in each functional area are most productive. These efforts have continued through the nine months ended September 30, 1996.

         The Company believes its existing cash and cash equivalents and short term investments ($14,356,000 at September 30, 1996) will be sufficient to sustain the Company's current level of operations and meet its financial obligations through mid-1997.

3.       INTELLECTUAL PROPERTY LITIGATION

         The Company is a named plaintiff and counterclaimant in several legal proceedings where the Company is primarily alleging that others are infringing the Company's patents and other intellectual property rights. The Company is also a named defendant in certain of the same legal proceedings where patent infringement has been alleged against the Company. From inception through September 30, 1996, the Company has expensed approximately $9,953,000 in legal and other costs in connection with such litigation, of which approximately $4,253,000 and $2,155,000 was incurred during the nine months ended September 30, 1996 and 1995, respectively. The Company expects to incur additional legal costs in future periods related to the enforcement of the Company's patents involved in the current and potential future litigation. No estimate of the total amount of such additional legal costs can be made at this time. The outcome of these lawsuits cannot presently be determined. Management believes, based upon the advice of counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial statements taken as a whole.

4.       ARBITRATION SETTLEMENT

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

5.       INVENTORIES

         Inventories are summarized as follows (in thousands):

                                               September 30,       December 31,
                                                   1996               1995
                                              -------------     --------------

           Raw materials                         $   733           $   441
           Finished products                       3,498             5,099
                                                 -------           -------

              Total                                4,231             5,540

           Less lower of cost-or-market
           valuation allowance                    (3,498)           (5,099)
                                                 -------           -------

           Inventory, net                        $   733           $   441
                                                 =======           =======

6.       REPRICING OF EMPLOYEE STOCK OPTIONS

         In January 1996, the Company repriced the exercise price of 299,201 common stock options (originally granted to certain employees at prices from $15.00 to $5.00) to $3.50. The Company recorded unearned compensation of $1,028,000 which was calculated based on the difference between the market value of the Company's common stock at the repricing date and the $3.50 exercise price. The Company has and will continue to record compensation expense over the remaining vesting period of the repriced options. For the three and nine months ended September 30, 1996, the Company recorded $202,000 and $549,000, respectively, in compensation related to the repriced options.

7.       NET LOSS PER SHARE

         The net loss per share for the nine months ended September 30, 1996 and 1995 is based on the weighted average number of shares of common stock outstanding during those periods. No effect has been given to unexercised stock options and warrants because the effect would be antidilutive.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed herein. These forward-looking statements include, but are not limited to, the statements regarding the Company's expectation of continuing to incur substantial losses and substantive negative cash flow from operating activities, the statement regarding the anticipated impact of the Company's on-going licensing efforts to its overall operating success, the statement regarding the Company's expectation of incurring additional legal costs related to the enforcement of the Company's patents involved in the current and potential future suits, the statement regarding the anticipated use of its cash resources, and the statements below under "Liquidity and Capital Resources" regarding the Company's future cash requirements and the length of time that the Company's resources will be sufficient to meets it capital requirements.

Overview

         The Company was incorporated in May 1986. Since inception, the Company has devoted substantially all of its resources toward the development and commercial introduction of a patented on-screen interactive television program guide and VCR control service marketed under the StarSight(R) brand name. The Company generates revenue from subscription sales of the StarSight service to customers, either through service providers, such as cable operators and local telephone companies ("telco"), or directly from the Company. The Company also generates revenues through licensing the Company's intellectual property for non-StarSight capable products. The Company has been unprofitable since its inception and expects to incur substantial losses for the foreseeable future. As of September 30, 1996, the Company had accumulated a deficit of $108,995,000.

         The Company has entered into technology development and licensing agreements with key manufacturers for the manufacture of StarSight-capable televisions, VCRs, TVCRs, C-band satellite receivers, and stand alone StarSight receivers. These manufacturers include Thomson Consumer Electronics (RCA, GE, ProScan) ("Thomson"), Zenith Electronics Corporation ("Zenith"), Sony Electronics, Inc. ("Sony"), Mitsubishi Consumer Electronics America, Inc. ("Mitsubishi"), Toshiba America Consumer Products, Inc. ("Toshiba"), Matsushita Television Company (Panasonic, Quasar) ("Matsushita"), Philips Consumer Electronics Company (Magnavox) ("Philips"), Sharp Electronics Corporation ("Sharp"), Samsung Electronics America, Inc. ("Samsung"), LG Electronics U.S.A., Inc. ("GoldStar"), Uniden America ("Uniden"), and Daewoo Electronics Corp. of America ("Daewoo"). The Company has also entered into license agreements with General Instrument Corp. ("General Instrument"), Scientific-Atlanta and Zenith for the incorporation of StarSight-enabling technology into cable converter boxes to be manufactured by them for sale to cable system operators that offer StarSight to their customers.

         The Company believes its intellectual property applies to several business segments, including but not limited to direct broadcast satellite, PC/TV/Internet, MMDS, and non-

StarSight capable cable/telco digital converter box electronic program guide applications. Hence, the Company intends to devote significant management time and effort to identify, negotiate and enter into royalty bearing licensing agreements. As part of this licensing strategy, the Company has already entered into royalty bearing licensing agreements with Thomson, Sony, Toshiba, Panasonic, Uniden and Hughes Network Systems for the use of certain of the Company's intellectual property in connection with certain digital satellite system equipment. The Company believes its on-going licensing efforts are likely to have a significant impact on the Company's overall operating success.

Results of Operations

         Revenues for the three and nine months ended September 30, 1996 were $2,210,000 and $4,984,000, respectively. Revenues for the three and nine months ended September 30, 1995 were $437,000 and $998,000, respectively. Revenues increased in such periods due to an increase in licensing revenues and, to a lesser extent, increased subscription revenues. As a result of incurring significant expenses in its development and operating activities without generating significant revenues, the Company has incurred significant losses. The Company's net loss was $5,470,000 and $18,309,000 for the three and nine months ended September 30, 1996, respectively, compared to $8,977,000 and $25,527,000 for the three and nine months ended September 30, 1995, respectively.

         During the nine months ended September 30, 1995, the Company recorded $3,270,000 in inventory valuation reserves and expensed $960,000 of excess work-in-process inventories related to the Company's stand alone StarSight receiver. There was no comparable expense for the nine months ended September 30, 1996.

         General and administrative expense primarily consists of salaries and benefits of management and administrative personnel in the corporate, finance, personnel, legal and facilities departments, professional and consulting fees and general corporate expenditures. General and administrative expense decreased from $2,103,000 for the three months ended September 30, 1995 to $1,765,000 for the three months ended September 30, 1996 and from $7,329,000 for the nine months ended September 30, 1995 to $6,864,000 for the nine months ended September 30, 1996. The decrease in general and administrative expense was primarily due to an overall decrease in spending levels for most categories of general and administrative expenses, combined with a decrease in certain compensation expenses.

         The Company is a named plaintiff and counterclaimant in several legal proceedings where the Company is primarily alleging that others are infringing the Company's patents and other intellectual property rights. The Company is also a named defendant in legal proceedings where patent infringement has been alleged against the Company. From inception through September 30,1996, the Company has expensed approximately $9,953,000 in legal and other costs in connection with such litigation. Litigation costs increased from $407,000 for the three months ended September 30, 1995 to $1,113,000 for the three months ended September 30, 1996 and from $2,155,000 for the nine months ended September 30, 1995 to $4,253,000 for the nine months ended September 30, 1996. The increase in such litigation costs is the result of the arbitration hearing involving Scientific-Atlanta which commenced in April 1996, the United Video patent infringement trial which began in May 1996, and the Gemstar patent infringement trial which began in August 1996.

The Company expects to incur additional legal costs in future periods related to the enforcement of the Company's patents involved in the current and potential future suits.

         Engineering and development expense is composed primarily of personnel costs in the areas of product design and development. Engineering efforts include development of the broadcast network architecture and supporting software and the design of the StarSight-enabling technology, which is to be incorporated within televisions, VCRs, TVCRs, satellite receivers, cable and telco converter boxes and stand alone StarSight receivers. Engineering and development expense decreased from $841,000 for the three months ended September 30, 1995 to $839,000 for the three months ended September 30, 1996 and from $2,933,000 for the nine months ended September 30, 1995 to $2,624,000 for the nine months ended September 30, 1996. The decrease in engineering and development expense was primarily due to lower staffing levels when compared to the previous year's activity.

         Marketing expense consists primarily of salaries for sales and marketing personnel, fees paid to consultants, market research costs, trade shows and industry awareness and consumer advertising costs. Marketing expense increased from $1,476,000 for the three months ended September 30, 1995 to $2,127,000 for the three months ended September 30, 1996. The increase in marketing expense for the three months ended September 30, 1996 was primarily due to increases in salaries due to increased headcount, increased manufacturer assistance costs and increases in advertising expenditures for targeted marketing programs. Marketing expense decreased from $5,789,000 for the nine months ended September 30, 1995 to $4,744,000 for the nine months ended September 30, 1996. The primary items contributing to the decrease in marketing expense for the nine months ended September 30, 1996 were lower product launch expenditures, as well as lower public relations and product awareness expenditures compared to the previous year's activity. The Company expects marketing expenses to continue to increase during the remainder of fiscal 1996 consistent with increases experienced in the three months ended September 30, 1996.

         Network services and other expense consists of the combined cost of purchasing television scheduling data from its TV data supplier and broadcasting that data over the data distribution network operated by PBS. The Company's contracts with these service providers have a base fee and a per subscriber monthly cost with annual maximums on the cost. In addition, network and other expenses include operating expenses related to subscription order processing and customer support and manufacturing operations and support. Network services and other expenses increased from $1,229,000 for the three months ended September 30, 1995 to $1,589,000 for the three months ended September 30, 1996 and from $4,263,000 for the nine months ended September 30, 1995 to $4,297,000 for the nine months ended September 30, 1996. The increases in network services and other expenses were primarily attributable to increased spending for order processing and customer support.

Liquidity and Capital Resources

         The Company has financed its operations through private placements of equity securities to individual investors and those corporations with which the Company has strategic relationships. These private placements have yielded a net total of approximately $77,125,000 through September 30, 1996. In addition, the Company completed an initial public offering in August 1993, raising approximately $42,300,000, net of issuance costs.

         As of September 30, 1996, the Company had an accumulated deficit of $108,995,000. Negative cash flow from operations for the nine months ended September 30, 1996 and 1995 was $19,059,000 and $24,394,000, respectively. Only limited revenues have been generated to date. There can be no assurance that the Company will be able to achieve revenues in excess of expenses. The Company expects to incur substantial negative cash flow from operating activities for the foreseeable future.

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

         The Company is dependent on 1996 and 1997 licensing and subscription revenues to minimize negative cash flow from operations. The Company believes that the availability of StarSight-capable televisions, VCRs, TVCRs, satellite receivers, cable and telco converter boxes and stand alone StarSight receivers in the market place, combined with an intellectual property licensing program, is essential to the Company's 1996 and 1997 revenues and cash flow.

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

         The Company believes that its existing cash and cash equivalents and short term investments ($14,356,000 at September 30, 1996) will be sufficient to sustain the Company's current level of operations and meet its financial obligations through mid-1997.

         In 1995, the Company brought an arbitration action against Scientific-Atlanta concerning Scientific-Atlanta's delay in the deployment of StarSight-capable converters and its development of a competing electronic program guide using the Company's technology in violation of its licensing
agreement   with  the   Company.   In  response  to  the   arbitration
action, Scientific-Atlanta filed a lawsuit in February 1996 against the Company and Philips alleging that the Company's stand alone StarSight receiver infringes three U.S. patents owned by Scientific-Atlanta. On July 23, 1996, the American Arbitration Association awarded the Company $15,000,000 in monetary damages plus attorney's fees and arbitration costs against Scientific-Atlanta. In addition to the monetary award, the Company was granted injunctive relief prohibiting Scientific-Atlanta, except under certain limited conditions, from accepting any new customer orders for any products incorporating an interactive electronic program guide that utilizes any information derived either directly or indirectly from the Company for a period of three years beginning from the date of the award. The Company expects to recognize a gain related to this arbitration award upon receipt of the cash damages from Scientific-Atlanta. See
Part II, Item 1: "Legal Proceedings."

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

         In October 1993, the Company filed suit in the District Court for the Northern District of California, San Jose Division, against Gemstar and Michael
R. Levine ("Levine") seeking: (1) a preliminary and permanent injunction and treble damages for Gemstar's willful infringement of one of the Company's patents (United States Patent No. 5,151,789, the "789 patent"); (2) a declaration that the Company does not infringe any claim of United States Patent No. 4,908,713 (the "713 patent") and/or that any such claim is invalid and/or unenforceable; (3) a preliminary and permanent injunction and treble damages for Gemstar's violation of certain antitrust laws; and (4) monetary and exemplary damages for Gemstar's tortious business activities. Gemstar and Levine counterclaimed on January 4, 1994 for a preliminary and permanent injunction and treble damages for the Company's alleged infringement of the `713 patent claims and for a declaration of noninfringement, invalidity, and/or unenforceability of the claims of the Company's `789 patent. In addition, on December 8, 1993 Gemstar and Levine moved to dismiss the Company's antitrust claim and the Company's declaratory relief claim to the extent it sought a declaration of the unenforceability of the `713 patent due to Levine's alleged inequitable conduct during the prosecution of the `713 patent. Pursuant to a court order, the Company's antitrust claim, but not its inequitable conduct claim, was dismissed with prejudice. The case has been phased to permit resolution of the unequitable conduct claim, validity and infringement issues. Trial began in August 1996 to address the unenforceability of the Levine `713 patent and is expected to continue into 1997.

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

         In October 1993, United Video and its Trakker, Inc. subsidiary brought suit against the Company in the United States District Court for the Northern District of Oklahoma, seeking a declaratory judgment that its interactive program guide products do not infringe the Company's `121, `455 or `789 patents. The Company counterclaimed charging infringement of the `121 patent. Through subsequent procedural motions, the lawsuit expanded to include a total of 10 patents to which the Company has rights to and federal antitrust claims. The Court has deferred consideration of all the other claims and counterclaims pending the resolution of the infringement, validity and enforceability issues related to the `121 patent. A phased bench trial began on May 8, 1996, with United Video essentially presenting its case in chief on the validity and enforceability issues related to the `121 patent. The Court has yet to set trial dates for continuation of the bench trial and has set a status conference for December 13, 1996, at which time a trial date is likely to be set. The Company will present witnesses during this next phase relating the validity, enforceability and infringement by United Video of the `121 patent.

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

         In February 1996, Scientific-Atlanta filed a complaint against the Company and Philips Electronics North America Corporation ("Philips") for patent infringement. The lawsuit alleges that the manufacture, sale and use of the Company's stand alone StarSight receiver infringes Scientific-Atlanta's U.S. Patent Numbers 4,991,011, 5,477,262 and 5,247,364, and seeks damages in an unspecified amount, injunctive relief and recovery of costs and attorneys fees. The Company has certain indemnification obligations under an Agreement dated October 27, 1994 between the Company and Philips, including defending Philips in this case. This action has been stayed pending the outcome of a separate arbitration action filed by the Company in May 1996 alleging, among other things, that the Company is already licensed, via its October 1992 agreement with Scientific-Atlanta, under the aforementioned patents.

         The Company intends to vigorously defend the allegations against it and to actively pursue its claims against each party. The outcome of these lawsuits cannot presently be determined.

Item 6: Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  11.1    Statement regarding computation of loss per share.
                  27.1    Financial data schedule

         (b)      Reports on Form 8-K.
                  The Registrant filed a report on Form 8-K dated as of July 24, 1996 regarding an award by the American Arbitration Association to the Registrant of $15 million in monetary damages plus attorney's fees against Scientific-Atlanta, Inc. for breach of contract, including misappropriating the
                  Registrant's intellectual property. In addition to the monetary award, the Registrant was granted certain injunctive relief prohibiting Scientific-Atlanta, Inc. from accepting any new customer orders for any products incorporating any interactive electronic program guide for a period of three years from the date of the award.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         StarSight Telecast, Inc.

                                         /s/  LARRY W. WANGBERG
    Dated: November 14, 1996             -------------------------------------
                                         LARRY W. WANGBERG
                                         Chairman of the Board of Directors and
                                         Chief Executive Officer



                                         /s/  MARTIN W. HENKEL
    Dated: November 14, 1996             ---------------------------------
                                         MARTIN W. HENKEL
                                         Executive Vice President and
                                         Chief Financial Officer