Form 10-K
period 1996-12-31
STARSIGHT TELECAST INC
filed 1997-03-12
CIK 906612

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-21902

                            STARSIGHT TELECAST, INC.
             (Exact name of registrant as specified in its charter)

           California                                   94-3003250
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                Identification Number)

  39650 Liberty Street, Fremont, CA                       94538
(Address of principal executive office)                 (Zip Code)

       Registrant's telephone number, including area code: (510) 657-9900

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                              Name of each exchange
         None                                         on which registered
                                                              None


           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes    X       No
           -----         -----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 18, 1997 as reported on The Nasdaq National Market System, was approximately $108,328,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of February 18, 1997, Registrant had outstanding 25,612,585 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

                                     PART I

ITEM 1.  BUSINESS

         Certain statements in this Annual Report on Form 10-K (the "Report") are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties are set forth in the last paragraph under "General," "Sales, Marketing and Licensing," "Manufacturing," "Intellectual Property - Patents, Trademarks, Copyrights and Proprietary Information," "Competition," "Engineering and Development," "Government Regulation," "Employees," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Report.

General

         StarSight Telecast, Inc., a California corporation, (the "Company" or the "Registrant") was founded in 1986 to design and market an easy-to-use and accurate method of identifying, selecting and recording television programming. The Company has developed and markets a patented on-screen interactive television program guide and VCR control service under the StarSight(R) brand name into three distinct distribution channels: consumer electronics, service providers, such as cable or local telephone companies ("telcos"), and licensing the Company's intellectual property for non-StarSight products which provide guide features based on the Company's proprietary technology and patented inventions. Customers can currently subscribe to the StarSight service directly from the Company for use with StarSight-capable televisions, VCRs, TVCRs, satellite integrated receiver descramblers ("satellite receivers") and stand alone StarSight receivers. StarSight capability is currently available to consumers in limited quantities of set-top boxes, televisions, VCRs, TVCRs, satellite receivers and stand alone StarSight receivers. The Company also anticipates that customers will be able to subscribe to the StarSight service through service providers, such as their local cable or telco operators. The StarSight Electronic Program Guide ("EPG") offers the following primary features:

              Program Schedules. The StarSight EPG enables customers to conveniently view (i) up to seven days of up-to-date television program schedule information covering substantially all of the numerous available channels and (ii) information about programs in progress as the viewer changes from one channel to another, even during commercials.

              Program Selection. The StarSight EPG enables customers to easily select a desired program by the program's title or by the program's theme, as well as by the traditional method of selection by channel number.

              One Button Recording. With the touch of a button on a remote control, the StarSight EPG enables customers to record a current or future television program or series of related programs (for example, a soap opera or miniseries) by selecting the program title to be recorded.

              Customized Channel Set-Up. The StarSight EPG enables customers to set the order of channels by preference and to delete never or infrequently watched channels from the program schedule information.

         StarSight  and  the  StarSight  logo  are   registered   United  States
trademarks of the Company, and STARSIGHT & STAR DESIGN and STAR DESIGN are trademarks of the Company. This Report also includes trade names which may be trademarks of companies other than the Company.

Proposed Merger with Gemstar

         On December 23, 1996, the Company and Gemstar International Group Limited, a British Virgin Islands corporation, ("Gemstar") agreed to merge pursuant to and subject to the terms and conditions of an Agreement and Plan of Merger ("Merger Agreement"), whereby a wholly-owned subsidiary of Gemstar will merge with and into the Company. The Company will survive the merger and become a wholly-owned subsidiary of Gemstar (the "Merger"). At the closing of the Merger, shareholders of the Company will be entitled to receive 0.6062 shares of Gemstar's ordinary shares, $0.01 par value ("Ordinary Shares"), for each share of the Company's Common Stock. Each outstanding option and each outstanding warrant to purchase shares of the Company's Common Stock will be adjusted to reflect the exchange ratio of 0.6062 and will be assumed by Gemstar. Consummation of the Merger is subject to, among other things, (i) approval of the Merger Agreement by the Company's shareholders, (ii) approval by the holders of Gemstar's Ordinary Shares of the issuance of shares in connection with the Merger, (iii) certain government regulatory approvals, (iv) the filing and effectiveness of a registration statement for the Gemstar Ordinary Shares to be issued with the Securities and Exchange Commission (the "Commission"), and (v) the satisfaction or waiver of certain other customary conditions to closing of the Merger. See "Item 12 -- Changes in Control" for a more detailed description of the Merger, related agreements and the terms and conditions of the Merger Agreement.

Market Overview

         The Company believes that there is a significant market opportunity for an easy-to-use, on-screen, interactive television guide such as the StarSight EPG. Based upon industry studies, the Company estimates that 97 million households in the United States own at least one television and 85 million households in the United States own a VCR. The Company further estimates, based upon industry studies, that approximately 65 million households in the United States (representing approximately 67% of all television households) subscribe to a cable service and 8% have satellite programming access, such as C-band and direct broadcast satellite ("DBS"). Based upon industry trade publications, as of November 1996, the Company estimates that there were 53 channels available to the average cable subscriber. Cable operators are also providing consumers with increasingly wide choices of pay-per-view movies and other pay-per-view programming. The Company estimates that in this environment cable television viewers may presently choose from approximately 7,500 programs per week, depending on geographic area and channel capacity. In addition, cable operators have announced their intention to expand channel capacity in the future.

         The Company believes that the recent increase in the number of channels is being accompanied by a proliferation of viewing choices as the libraries of films and syndicated programs available for broadcast grow and television stations demonstrate an increasing willingness to embrace 24 hour programming schedules. Consequently, the number of weekly programs available for television viewers may increase significantly. Currently available program schedule guides consist primarily of printed guides, such as TV Guide, local cable television guides and local newspaper and advertising guides. Based upon industry studies, the Company estimates that approximately 74% of households owning televisions obtain television schedule information from printed program guides. For example, based upon published data, the Company estimates that more than 14 million customers use TV Guide. In addition to such printed guides, non-interactive on-screen scrolling program guides are available on most cable systems.

         The Company believes that the traditional sources of program schedule information will become increasingly inconvenient as the number and the diversity of programming choices increase. Printed schedule guides, generally produced in one-week intervals, cannot be updated to reflect changes in program scheduling which occur after such guides are printed and distributed to television viewers and are thus inherently susceptible to inaccuracies. In addition, the volume of information which can be presented in printed guides is constrained by space, format and cost limitations. The majority of currently commercially available on-screen program guides generally present schedule information in a non-interactive scrolling format. Such non-interactive program guides typically provide users with only a few hours of current programming information, and viewers must wait for such guides to scroll to the desired channel. In addition, in order to display the currently available on-screen scrolling guides, a cable operator must dedicate a channel which could otherwise be used to broadcast commercial programming. Both printed and scrolling programming guides generally organize and present information only by air time and channel number rather than program title or program theme. See "Competition."

         The Company believes that the recent and expected future growth in the number of television channels, along with the proliferation of viewing choices, has created a need for an easy-to-use, cost effective and accurate method of identifying, selecting and recording television programs. The Company believes that as consumer needs for improved television schedule information grow, the need for accurate and convenient methods of program selection and recording will also grow.

Business Strategy

The Company offers the easy-to-use  StarSight  interactive  program guide which:
(i) meets the existing  demand for accurate and  up-to-date  television  program schedule information, (ii) can accommodate the anticipated proliferation of viewing choices, (iii) enables customers to record a program or series of programs with the touch of one button, and (iv) allows customers to set the order of channels by preference and to delete never or infrequently watched channels. The integration of StarSight formatted program information into both the broadcast data stream and the StarSight-capable hardware that receives StarSight data gives the StarSight EPG the ability to display program information on the television screen, to tune to desired programs by highlighting the title of the program and to program the viewer's VCR at the touch of one button. The Company believes that StarSight's on-screen interactive format, extensive television/VCR functionality and ability to search for and select programs by title or theme, as well as by channel number, make it easier to use and more convenient than both printed and on-screen scrolling guides. The Company's business strategy is focused on three distinct distribution channels: consumer electronics, service providers, such as cable or telco, and licensing the Company's intellectual property for non-StarSight products ("Licensing"). The Company believes this three pronged strategy will not only maximize both demand for StarSight EPG products and services but also facilitate its delivery to a large and diverse base of customers. The Company intends to provide customers in the consumer electronics and service provider distribution channels with as many StarSight-capable hardware choices as possible by broadly marketing its EPG products and services to hardware manufacturers across the consumer electronics and service provider distribution channels. The Company licenses its intellectual property to others for use in products which provide certain guide features based on the Company's proprietary technology and patented inventions.

         The Company has entered into strategic relationships with major marketing and distribution partners and with prominent manufacturers presently providing hardware across the targeted distribution channels.

         In the  consumer  electronics  distribution  channel,  the  Company has entered into technology development and licensing agreements with Thomson Consumer Electronics, Inc. ("TCE"), a wholly-owned subsidiary of THOMSON multimedia S.A. ("THOMSON") (RCA, GE, ProScan brands), Zenith Electronics Corporation ("Zenith"), Sony Electronics, Inc. ("Sony"), Mitsubishi Consumer Electronics America, Inc. ("Mitsubishi"), Toshiba America Consumer Products, Inc. ("Toshiba"), Matsushita Television Company ("Matsushita") (Panasonic, Quasar brands), Philips Consumer Electronics Company ("Philips") (Magnavox and Philips brands), Sharp Electronics Corporation ("Sharp"), Samsung Electronics America, Inc. ("Samsung"), LG Electronics U.S.A., Inc. ("GoldStar"), and Daewoo Electronics Corp. of America ("Daewoo") for the incorporation of StarSight-enabling technology into televisions, VCRs and TVCRs. In addition, the Company has entered into an agreement with Uniden America ("Uniden") for the marketing and distribution of StarSight-capable satellite receivers to C-band satellite service customers.

         On March  8,  1996,  the  Company  finalized  strategic  and  financial agreements with THOMSON which included an equity investment by THOMSON of $25,000,000. This relationship includes commitments by THOMSON for the manufacture and promotion of StarSight-capable consumer electronic products across a broad range of products. The commitments by THOMSON are driven in part by strategic and financial incentives available to THOMSON which increase with the manufacture of higher unit volumes of StarSight-capable products. The Company believes that as a result of significant changing conditions in the marketplace, including increased competition, certain aspects of these strategic business agreements with THOMSON, such as THOMSON's volume commitments and the Company's technology transfer commitments, will be renegotiated in the near term as soon as market conditions have been clarified.


         The  Company  has also  manufactured  a limited  number of stand  alone
StarSight receivers, so that cable and telco customers and over-the-air broadcast viewers without StarSight-capable hardware can subscribe to the StarSight service from the service provider or directly from the Company. See "Manufacturing."

         In certain  instances,  the  Company's  licensed  consumer  electronics manufacturers have experienced significant delays in the development and commercial release of StarSight-capable hardware and, although certain manufacturers have indicated their intention to make such equipment available to their customers in 1997, there can be no assurance that significant volumes of StarSight-capable hardware will become available to customers. Further delays in the availability of StarSight-capable hardware will have an adverse effect on the Company's business. See "Manufacturing."

         With respect to the service provider distribution channel, the Company is currently distributing the StarSight EPG to cable customers on a limited basis in cable systems in various regions of Northern and Southern California. In addition, the StarSight EPG is distributed on a limited basis with other cable operators, primarily in the eastern United States. Recent consolidation in the cable industry has affected the execution of the Company's marketing and distribution strategy with certain cable and teleco operators. See "Sales, Marketing and Licensing." The Company has entered into license agreements with General Instrument Corp. ("General Instrument"), Scientific-Atlanta, Inc. ("Scientific-Atlanta") and Zenith for the incorporation of StarSight-enabling technology into set-top boxes to be manufactured by them for sale to cable system operators who offer StarSight to their customers.

         In  1995,   the  Company   brought  an   arbitration   action   against
Scientific-Atlanta concerning Scientific-Atlanta's alleged delay in the deployment of StarSight-capable set-top boxes and its development of a competing electronic program guide allegedly using the Company's technology in violation of its licensing agreement with the Company. On July 23, 1996, the American Arbitration Association ("AAA") awarded the Company $15,000,000 in monetary damages plus attorney fees and arbitration costs against Scientific-Atlanta. In addition to the monetary award, the Company was granted injunctive relief prohibiting Scientific-Atlanta, except under certain limited conditions, from accepting any new customer orders for any products incorporating an interactive electronic program guide that utilizes any information derived either directly or indirectly from the Company for a period of three years beginning from the date of the award. On December 11, 1996, the U.S. District Court for the Northern District of California confirmed the AAA arbitration panel award of $15,000,000, plus attorney fees and arbitration costs. In addition, the court confirmed the AAA panel's injunction prohibiting Scientific-Atlanta for a period of three years from shipping to third parties any consumer product incorporating an interactive program guide, except for orders already committed to in writing as of July 23, 1996, the date of the AAA panel ruling. See "Item 3 -- Legal Proceedings" and Note 5 to Financial Statements.

         As a part of the Company's licensing business and strategy, the Company has entered into licensing agreements with TCE, Sony, Toshiba, Panasonic, Uniden and Hughes Network Systems ("HNS") for use of the Company's intellectual property in certain non-StarSight digital satellite system ("DSS") equipment. In addition, on December 20, 1996, the Company entered into an agreement with Microsoft Corporation ("Microsoft") to license certain of its technologies to Microsoft. Under the agreement, Microsoft paid the Company a non-refundable "lump sum" royalty payment of $20,000,000 for a non-exclusive, worldwide license for the Company's intellectual property related to electronic program guides, which technology will be used by Microsoft for future software products and services on the PC platform. Additionally, Microsoft provided the Company with a royalty free license under certain of its intellectual property related to electronic program guides. See Note 4 to Financial Statements.

         The  Company  intends  to  continue  to  actively  explore   additional
opportunities to license its intellectual property. See "Sales, Marketing and Licensing."

Company Products and Services

StarSight EPG

         The StarSight EPG offers several program schedule, selection and recording functions. Since there is not yet a significant market for the StarSight EPG, there can be no assurance that an acceptable level of consumer demand will be achieved. If significant demand does not develop or is low due to lack of market acceptance, technological change, competition or other factors, the Company's business would be materially adversely affected.

         Program Schedules. The StarSight EPG provides an up-to-date and accurate on-screen program schedule, listing all programs by title. The database for this television schedule information is comprised of program data purchased by the Company from data providers who provide similar information to newspapers and other printed television listings. Unlike printed listings, however, the Company's database is updated daily for program schedule changes. Unlike currently available on-screen scrolling guides, the StarSight EPG provides customers with 24 hours per day of schedule information for up to seven days of programming. The Company believes that this will keep the StarSight service more accurate, up-to-date and informative than any other currently available printed or on-screen scrolling guide. StarSight offers the following program schedule features:

                  Program Selection by Grazing. The StarSight EPG allows viewers to obtain information on programs in progress while changing channels or "grazing," even during commercials. As the viewer switches from channel to channel, a brief description of the program then airing appears on the screen. The StarSight EPG displays the program title, the broadcast time remaining, and a brief description of the program and theme. With the touch of a button, the viewer is able to receive a more detailed description of the program in progress.

                  Program Selection by Browsing. The StarSight browsing feature allows the viewer to continue to watch and listen to the current television program while "browsing" through the program titles and descriptions for other programs in progress.

                  On-Screen TV Program Listings. At the touch of a button, the StarSight EPG provides the TV viewer with an on-screen localized program schedule displayed in a "grid" or "column" format similar to that of traditional TV schedules. The grid guide includes TV schedule information for up to seven days in advance for the vast majority of channels on the viewer's television. The viewer is able to change the information on the screen to see what is on the other channels and to see what is on later in that seven day period. A menu bar at the bottom of the screen shows the highlighted program's channel number and network and also displays the current time and date. StarSight's program schedule automatically opens to the current time and date whenever it is activated.

                  Grid Guide Pop-up Information. While viewing the grid guide, the StarSight EPG provides detailed information for any program within the StarSight program schedule simply by pressing a button. A pop-up screen gives the viewer a description of the selected program title, broadcast date and time, duration and program theme.

                  Program Guide By Channel. The StarSight EPG allows the viewer to see a listing of all the programs on a particular channel. For example, a customer can view all of the programming for Channel 4 on a given day. The user is able to change the information on the screen to see what will air later in the day or in that seven day period on Channel 4.

         Program Selection. The StarSight EPG offers a variety of methods for customers to select a television program from the on-screen schedule. Customers are able to choose and tune to a program by its title, as well as by the traditional method of selection by channel number. This process eliminates the significance of channel numbers and the confusion consumers face in selecting programs by network or station channel numbers that are often reallocated by cable operators or assigned to non-corresponding channel numbers in cable channel line-ups. Customers also are able to select and view program titles and descriptions for up to the following seven days from a list of displayed themes, such as movies, sports and educational programs. The following describes the steps a viewer might go through using the StarSight EPG to select a television program by theme.

                  Step 1. A customer is able to choose programs according to a favorite viewing category, such as sports, movies or comedy. For example, a viewer interested in watching sports would highlight the "Sports" theme from the on-screen theme display list.

                  Step 2. After the viewer has selected "Sports," a list of subcategorize pops-up and the viewer then is able to select from a list of sports. For example, a list of "Sports" sub-themes includes "All Sports," "Football," "Basketball," "Soccer" and "Golf."

                  Step 3. After the viewer has selected the desired theme, an up-to-seven-day chronological display of those programs falling into that subcategory appears. The list shows the channel, day, start time, title and duration of the relevant programs. The viewer would select a desired program, for example, "New York Knicks at Orlando Magic," from the list of "Sports--Basketball," then press a button to obtain additional information regarding this program.

                  Step 4. If the desired program is in progress, the viewer can then press a single button and tune the television to that program. Alternatively, the viewer can choose to activate or set the VCR to record the program.

         One Button Recording. Once the customer has chosen the desired program by its title, the StarSight EPG enables the customer to record the program by touching one button. The customer has the choice of recording the program once for just that episode, daily for each day's episode for shows like soap operas or talk shows, or weekly for programs that are on once each week.

         Recordings. This feature provides the customer with a screen that indicates which programs the customer has selected to be recorded. It shows the channel, the day, the time, the program title and the length of each show to be recorded.

         Series To Be Recorded. This screen displays programs selected to be recorded daily and weekly. It shows the channel, the day, the time, the program title and the length of each show to be recorded.

         Customized Channel Set-up. The StarSight EPG allows customers to set the order of channels by preference and to delete never or infrequently watched channels from the program schedule information. This enables StarSight customers to customize the program schedule information to reflect their viewing preferences and reduce the time spent grazing through the program schedule. Deleted channels may be reselected if the viewer so desires. The StarSight EPG also allows a customer to arrange the line-up of channels in the program schedule in order of preference. For example, the viewer can choose CNN, Comedy Central and Nickelodeon, in that order, to be at the top of the line-up.

StarSight Service

         The Company charges customers approximately $4.99 per month for direct service, before promotional discounts, and the monthly fee may be potentially less if offered by cable and telco operators as part of a package to their customers. StarSight EPG subscription rates are currently being offered with various free trial periods and are subject to a one-time activation fee. The Company's determination of such monthly service fees depends on a number of factors, including the amounts which customers are currently paying for printed guides, the willingness of customers to pay for special cable services or programs, the monthly price the market can be expected to support and any effect the Cable Television and Consumer Protection Act of 1992 ("1992 Cable Act") and/or the Telecommunications Act of 1996 ("1996 Telecommunications Act") has or may have on the pricing of subscription services by cable and telco operators. See "Government Regulation." The Company's pricing structure also takes into account information derived from market research, including data which have been gathered by market research firms commissioned by the Company to conduct qualitative and quantitative research, including national consumer focus groups. Data have been gathered from potential consumers regarding their responses to various proposed pricing levels for the subscription service, activation fees and the cost of acquiring StarSight-capable hardware. The Company analyzes this data, as well as the market response to the current pricing, to determine the appropriate pricing levels, manner and frequency of billing and subscriber incentive programs to attempt to maximize subscriber penetration and revenues.

Sales, Marketing and Licensing

         The Company targets the consumer electronics and service provider channels for the distribution of the StarSight service to customers. In the consumer electronics distribution channel, the Company markets the StarSight service directly to customers who have purchased televisions, VCRs, TVCRs, satellite receivers or stand alone StarSight receivers into which the Company's enabling technology has been incorporated and who do not subscribe through an affiliated cable or telco system offering the StarSight service or who choose to receive the StarSight EPG directly from the Company. In the service provider distribution channel, the Company intends to market the StarSight EPG through cable and telco operators who offer the StarSight service to their own customers.

         Over time the Company anticipates that the marketing and promotion of the StarSight service across the consumer electronics and service provider distribution channels will become the most significant operating expense incurred to support the StarSight service. Currently, the Company's marketing efforts include public relations efforts, trade show and industry awareness programs, newspaper and other printed advertising. The Company intends to continue to promote the StarSight EPG using its own marketing resources, in addition to those of affiliated cable operators and manufacturers of StarSight-capable hardware. The Company currently expects that cooperative marketing expenditures with the manufacturers and distributors of StarSight-capable products could enhance recognition among potential subscribers once more than limited quantities of StarSight-capable consumer electronics products are available in the market place. If significant consumer demand does not develop or is low due to lack of market acceptance, technological change, competition or other factors, the Company's business would be materially adversely affected.

         Consumer Electronics. For the consumer electronics distribution channel, the Company is marketing the StarSight EPG directly to the owners of StarSight-capable televisions, VCRs, TVCRs and a limited number of stand alone StarSight receivers. Annually there are approximately 26 million new televisions and approximately 13 million new VCRs sold in the United States. The Company has entered into license agreements with TCE (RCA, GE and ProScan brands), Zenith, Sony, Mitsubishi, Toshiba, Matsushita (Panasonic and Quasar brands), Philips (Magnavox and Philips brands), Sharp, Samsung, GoldStar, and Daewoo for the incorporation of StarSight-enabling technology into televisions, VCRs and TVCRs. The Company's current consumer electronics manufacturing partners produce approximately 70% of all televisions, VCRs and TVCRs sold in the United States; however, to date only limited quantities of StarSight-capable televisions and VCRs have been introduced into the consumer electronics market place. There can be no assurance that the Company's agreements with third party manufacturers will result in the availability of sufficient quantities of StarSight-capable televisions and VCRs to allow the Company to achieve significant penetration of the consumer electronics distribution channel. The Company has also manufactured and distributed a limited number of stand alone StarSight receivers. See Note 9 to Financial Statements.

         In March 1996, the Company entered into strategic and financial agreements with THOMSON, pursuant to which THOMSON has agreed to aggressively promote and incorporate StarSight into selected product lines in return for a share of the Company's revenues received in connection with the Company's consumer electronics business. The commitments by THOMSON are driven, in part, by strategic and financial incentives available to THOMSON which increase with the manufacture of higher unit volumes of StarSight-capable products. Adverse market conditions or a lack of wide ranging consumer acceptance could negatively impact the level at which THOMSON promotes and incorporates the StarSight EPG into THOMSON's selected product lines. The Company believes that as a result of significant changing conditions in the marketplace, including increased competition, certain aspects of these strategic business agreements with THOMSON, such as THOMSON's volume commitments and the Company's technology transfer commitments, will be renegotiated in the near term as soon as market conditions have been clarified.

          Customers who have C-band satellite receivers are able to receive the StarSight service via StarSight-capable satellite receivers marketed by StarSight licensees. The Company has a license agreement with Uniden pursuant to which Uniden has manufactured and distributed a limited number of StarSight-capable C-band satellite receivers. Presently 4% of all television households have C-band satellite programming access. Currently, the C-band satellite market represents a small opportunity for the Company due to significant growth in the DBS market. The Company believes that DBS technology represents additional opportunities for the StarSight EPG and for licensing of the Company's intellectual property.

         The Company's consumer electronics distribution channel marketing strategy includes joint efforts with television, VCR and TVCR manufacturers to promote the StarSight EPG through in-store promotion, as well as through package insert promotion, targeted at first-time buyers. In addition, the Company provides marketing and sales incentive programs for retailers to promote
StarSight-capable consumer electronics products. The Company receives the greatest revenue per subscriber from the distribution of the StarSight service in this market channel but also incurs all billing, technical support, marketing and other distribution costs.

         Service Providers. The Company believes that the most efficient method of reaching a large number of potential customers is to market the StarSight service primarily through a relatively small number of service providers, such as major cable and telco operators. The Company's service provider distribution strategy requires that cable and telco operators order new StarSight-capable set-top boxes from manufacturers for distribution to new customers and, in the case of cable, to existing customers as replacements for obsolete or nonfunctioning set-top boxes or, alternatively, for distribution to existing and new customers as such cable and telco operators build, rebuild or upgrade their systems. The Company believes that delays in the availability of set-top boxes incorporating new analog and digital technology have caused cable operators to defer purchases of new set-top boxes. As a result, the deployment of StarSight-capable set-top boxes has been delayed. The Company has previously entered into agreements with Viacom Cable, KBLCOM Incorporated ("KBLCOM"), The Providence Journal Company ("Providence Journal"), and Cox Communications Inc. ("Cox") regarding the marketing of the StarSight service to their respective cable subscribers. However, recent consolidation in the cable industry has affected the distribution of the StarSight service by those cable operators. In particular, TWI Cable, Inc., a subsidiary of Time Warner Companies, Inc. ("Time Warner"), has purchased KBLCOM, and Continental Cable has acquired Providence Journal's cable operation, Colony Cable. During 1996, Viacom Inc. ("Viacom") completed the sale of Viacom Cable to Tele-Communications Inc. ("TCI"). The unstated or uncertain commitment of the new operators of these cable systems to offer the StarSight service has contributed to delays in the execution of the Company's strategy for cable distribution. There can be no assurance that the Company's agreements and arrangements with cable operators will result in the successful marketing of the StarSight EPG to cable customers or in the commercial acceptance and viability of the StarSight service. In addition, there can be no assurance that the Company will be able to enter into discussions or affiliation agreements with a sufficient number of significant cable and telco operators to achieve commercial acceptance. Finally, there can be no assurance that the Company's current or potential future agreements with third party manufacturers will result in the availability of sufficient quantities of StarSight-capable set-top boxes to allow the Company to achieve significant penetration of the service provider distribution channel.

         Given the large number of customers who can be reached through a single service provider, the Company is directing its StarSight marketing efforts to complement the marketing efforts of service providers. The Company's current plans provide for several options for offering the StarSight service to service provider customers. These options are either a single "premium" service separate from other services offered by a cable or telco operator, or as part of a "tier" of services which are sold as a package, or as part of the "basic" service provided to all subscribers on that system. The Company and the service provider each receive a portion of the subscriber revenue generated by the StarSight service that depends, in part, on the relative amounts of billing, technical support, marketing and other distribution efforts of each party and, in part, on whether the subscriber is paying for the StarSight service as a premium, tier or basic service. To the extent that the service provider undertakes the billing, technical support, marketing and other distribution efforts, the Company receives a smaller portion of the revenue per subscriber. The Company generally receives a larger portion of the revenue per subscriber in cases where a service provider offers the StarSight service as a premium service and a smaller portion of the revenue per subscriber when the service is offered as part of a basic or tier service. However, inclusion of the StarSight EPG as part of a basic or tier service is a desirable marketing method due to the larger number of customers involved. Finally, the Company receives a smaller portion of the revenue per subscriber as the percentage of StarSight customers in a particular cable or telco system increases. To date, the majority of the Company's existing agreements provide for the StarSight EPG as part of a basic service.

         On October 28, 1994, the Company and Bell Atlantic Video Services Company ("Bell Atlantic") entered into a strategic agreement pursuant to which the Company granted Bell Atlantic the right to distribute StarSight on an exclusive basis to homes having access to open video systems ("OVS") provided by Bell Atlantic companies. Subsequent to this agreement, Bell Atlantic, in conjunction with Nynex and Pacific Telesis, formed a joint venture, TeleTV. This joint venture was originally established to provide programming services to their customers via MMDS (a microwave transmission technology) currently in development. Recently, parts of TeleTV were disbanded and it is uncertain as to Bell Atlantic's future involvement in the joint venture. As a result, Bell Atlantic has not informed the Company of its intention to deploy the StarSight EPG and, correspondingly, there can be no assurance that the StarSight service will ever be implemented by Bell Atlantic.

         In February 1996, the Company entered into a License of Services Agreement with GTE Communication Systems Corporation ("GTE"), under which GTE will offer the StarSight service to the subscribers of GTE's OVS systems, cable television systems, or any other GTE multichannel systems, where technically feasible in exchange for certain license fees to be paid by GTE to the Company. In late 1996, GTE announced the initial deployment of set-top boxes containing the StarSight EPG to customers in the Tampa Bay area of Florida.

         Licensing. The Company's strategy for the licensing of its intellectual property has resulted in the signing of several licensing agreements. In 1995, the Company entered into agreements with TCE and Sony. The TCE and Sony agreements provide for the licensing of certain of the Company's intellectual property rights which are incorporated in certain DSS equipment manufactured and distributed by TCE and Sony. In 1996, the Company entered into similar licensing agreements with

Toshiba, Matsushita, Uniden and HNS for certain DSS equipment to be manufactured and distributed by them. Such agreements generally require the periodic payment of per unit royalties to the Company based on units manufactured or sold.

         On December 20, 1996, the Company entered into a licensing agreement with Microsoft to license certain of its technologies to Microsoft. Under the agreement, Microsoft paid the Company a non-refundable "lump sum" royalty payment of $20,000,000 for a non-exclusive, worldwide license for the Company's intellectual property related to electronic program guides, which technology will be used by Microsoft for future software products and services on the PC platform. Additionally, Microsoft provided the Company with a royalty free license under certain of its intellectual property related to electronic program guides. See Note 4 to Financial Statements.

         To support and further the Company's licensing business and other business segments, the Company is pursuing U.S. and international protection for its proprietary information, technology and inventions. The Company intends to continue to actively explore additional opportunities to license the Company's intellectual property.

Manufacturing

         The Company believes that securing the availability of StarSight-capable hardware is crucial to the widespread commercial distribution of the StarSight EPG. The Company's manufacturing strategy calls for third party manufacturers to incorporate the StarSight technology into cable and telco set-top boxes, televisions, VCRs, TVCRs and satellite receivers produced by such manufacturers. Currently, the Company does not manufacture such hardware itself. Given the Company's limited size and resources, the large size of the potential market for the StarSight EPG and the advantages of employing the resources and expertise of experienced manufacturers, the Company believes that manufacturing by third parties represents the optimal strategy for maximizing the availability of StarSight-capable consumer electronics products. It is possible that manufacturers will reduce or delay the manufacture of StarSight-capable consumer electronics products as a result of the announcement, expectation or consummation of the Merger. The Company recorded an inventory valuation allowance in the fourth quarter of Fiscal 1996 due to delays in the manufacture of StarSight-capable consumer electronics products which the Company believes were attributable, in part, to uncertainties regarding the effects of the Merger. Such manufacturing delays and uncertainties are expected to continue at least in the near term. See Note 9 to Financial Statements.

         To date, the Company has entered into a number of manufacturing arrangements and continues to have discussions with other companies regarding the incorporation of StarSight into a wide range of consumer electronics products. The Company has license agreements for televisions, TVCRs and/or VCRs with TCE (RCA, GE and ProScan brands), Zenith, Sony, Mitsubishi, Toshiba, Matsushita (Panasonic and Quasar brands), Philips (Magnavox and Philips brands), Sharp, Samsung, GoldStar, and Daewoo. In order to provide incentive for manufacturers of consumer electronics products to manufacture StarSight-capable products, the Company has agreed in initial manufacturing agreements to waive licensing and royalty fees for deploying the StarSight EPG and, in some cases, to reimburse such manufacturers for a portion of the cost of modifying their products to accept StarSight technology. For the manufacture of StarSight-capable set-top boxes, the Company has agreements with General Instrument, Scientific-Atlanta and Zenith. During 1996, in an arbitration action involving Scientific-Atlanta, the Company was awarded $15,000,000 in damages plus attorney fees and arbitration costs, as well as certain injunctive relief. See "Legal Proceedings" and Note 5 to Financial Statements.

         Initially, the Company has not charged manufacturers a license fee for manufacturing StarSight-capable products which incorporate StarSight's proprietary technology. Ultimately, the Company hopes that increased sales and market penetration will allow it to negotiate manufacturing agreements that allow the Company to charge license fees for the StarSight technology to contracting manufacturers for StarSight-capable consumer electronic products. There can be no assurance that the availability of set-top boxes, televisions, VCRs and TVCRs incorporating the Company's proprietary technology will allow the StarSight EPG to achieve market acceptance or that the manufacturing entities will devote manufacturing or distribution resources adequate to achieve such market acceptance. In addition, there can be no assurance that such manufacturers will in fact incorporate the StarSight EPG into their products, that these manufacturing agreements will not be terminated and, if terminated, that the Company would be able to negotiate alternative manufacturing relationships on commercially acceptable terms.

         The Company has, in the past, manufactured a limited number of stand alone StarSight receivers. Currently, the Company is no longer manufacturing the stand alone StarSight receiver due to low consumer acceptance in the market place. See Note 9 to Financial Statements.

         The incorporation of the StarSight EPG into set-top boxes, televisions, VCRs, TVCRs, satellite receivers, and stand alone StarSight receivers requires a chip set comprised of three separate integrated circuits embodying different portions of the StarSight technology. The Company has arranged with certain integrated circuit manufacturers for the design and manufacture of the integrated circuits which are sold to consumer electronics manufacturers that have agreed to incorporate the StarSight EPG into their products. The three integrated circuits are produced by two separate integrated circuit manufacturers and are available only from those manufacturers. The three integrated circuits are manufactured by Zilog, Inc. ("Zilog") and Motorola, Inc.

         As part of a plan to lower the cost of incorporating StarSight technology into consumer electronics products, the Company has entered in an agreement with Zilog and now has StarSight technology incorporated into Zilog's new Z89300 digital television controller series. Although the Company believes that alternative sources of such components are available, qualification of such alternative sources would require significant lead time. The Company's inability to provide for sufficient quantities of such integrated circuits could delay the incorporation of the StarSight EPG into StarSight-capable products, which would have a material adverse effect on the Company's business. In particular, development efforts with manufacturers of StarSight-capable hardware have progressed more slowly than anticipated due in part to delays in the development of the integrated chip set required for the incorporation of the StarSight EPG into equipment. In addition, there can be no assurance that the Company will continue to be successful in its efforts to incorporate its technology in such integrated circuits or that the manufacturers of set-top boxes, televisions, VCRs, TVCRs and satellite receivers will be successful in incorporating the integrated circuits into their products. Furthermore, there can be no assurance that the integrated circuit manufacturers will successfully produce sufficient volumes of integrated circuits to ensure the timely availability of StarSight-capable products in commercial quantities or that such integrated circuits will be made available on commercially reasonable terms. A failure in any one of the steps leading to the successful incorporation of the StarSight technology into such StarSight-capable products would have a material adverse effect on the Company's business.

         Currently manufacturers incorporating the StarSight technology into StarSight-capable products use the StarSight-capable integrated circuits for their initial product offering rather than develop such integrated circuits in-house in order to minimize time to market. The Company's engineering personnel are available to meet with each manufacturer's development team either at the Company or the manufacturer's location to provide development assistance regarding the use of the StarSight chip set as part of the technology transfer to the manufacturer. The agreement with Zilog provides for Zilog to design and manufacture cell based display integrated circuits for use by product manufacturers to incorporate the StarSight system. Zilog has enhanced its Z89300 family of digital television controllers to incorporate the StarSight technology. In addition, Zilog has designed an integrated circuit, currently available to manufacturers, which further integrates various components of the StarSight hardware which, in turn, reduces the cost of including the StarSight EPG in televisions and VCRs. To date, the Company has not charged any fee or royalty for the use of the chip set by a manufacturer. The Company will retain the right to approve the manner in which the StarSight technology is incorporated in the manufacturer's product in order to maintain a consistent look and feel for the StarSight consumer interface.

StarSight Delivery System

         The StarSight delivery system consists of a program schedule database, a transmission network and order processing and customer support.

         Program Schedule Database. The Company purchases television program schedule data and cable television channel line-up information in an electronic format from data providers who provide similar information to newspapers and other printed listings. The data is processed at the Company's computer facility in Fremont, California to include subscriber authorization information, which allows a customer's StarSight-capable hardware to receive only that portion of the program schedule data which corresponds to the customer's geographic area, method of reception (cable, broadcast or satellite) and system configuration. The program schedule data is then distributed over the transmission network to StarSight-capable hardware in customers' homes. Pursuant to an agreement with the Company, TV Data Technologies ("TVDT") is the initial provider of program schedule data for the StarSight EPG, which data is delivered on a daily basis. As a result, the StarSight EPG will contain more accurate program schedule information than printed guides, since the latter cannot incorporate new or changed information once they have gone to press. TVDT currently updates schedule data 4-6 times per 24-hour period based on receiving program change information from programming sources. TVDT has also developed and implemented procedures for cable system channel line-up collection and maintenance which allows the Company to stay informed of changes by cable operators in such line-ups and to adjust the delivered schedule information accordingly.

         Transmission Network. The transmission network for the StarSight service functions as follows: program schedule data and channel line-up information is delivered by TVDT via leased data line from the TVDT Data Center in Glens Falls, New York to the StarSight network support computer in Fremont, California. Using computer workstations, the Company's employees modify the TVDT data for use in the StarSight EPG, add authorization information and transmit the data via a leased data circuit to the Public Broadcasting Service ("PBS") Network Control Center in Alexandria, Virginia. Such authorization information provides the security mechanism for the StarSight data transmissions by allowing only authorized subscribers to receive the service.

         Under television standards mandated by the National Television Standards Committee, American television pictures are comprised of 525 horizontal lines which are scanned across the television screen to create a visible image. The first 21 of these lines are known as the vertical blanking interval ("VBI"). Since the VBI is generally not visible on properly functioning television screens, each of these lines can carry separate signals to be used for purposes other than viewing, such as data for on-screen program schedules. Pursuant to a network service and joint development agreement between the Company and National Datacast, Inc. ("NDI"), a subsidiary of PBS, PBS inserts the program schedule data into its VBI at its Network Control Center and then transmits it via satellite to approximately 168 participating master PBS stations across the country. Under this agreement, the Company is committed to pay a monthly fee based on the number of designated market areas. If services are provided nationwide and subscriptions exceed a certain level, these fees may increase to a maximum of $7,000,000 per year prior to adjustments for inflation and based upon the level of usage.

         These participating master PBS stations are equipped with a StarSight provided "station node," a network computer which receives the nationwide feed of schedule and authorization information and filters out information that is not applicable to that station's geographic coverage area so as to minimize the time needed to send schedule information to subscribers and maximize the number of subscribers to be supported. These master PBS stations forward this information to an additional 100 PBS stations, bringing coverage to approximately 268 full power PBS stations across the country, representing approximately 98% of all United States television households. In addition, Viacom has agreed to use reasonable efforts to carry the StarSight-embedded VBI signal on certain of the cable program networks, over-the-air broadcast television stations and analog satellite-delivered services owned and operated by Viacom, although the Company currently is not using the VBI signal on Viacom's over-the-air broadcast stations. The Company also has an agreement with Trinity Broadcasting Network ("TBN") to insert the StarSight program schedule into the VBI at its uplink facility in Tustin, California for satellite delivery of StarSight program data to customers with StarSight-capable satellite receivers.

         After it is processed through the station nodes, the StarSight data is transmitted on the VBI to StarSight customers who receive the signal via local cable system operators, satellite broadcast and over-the-air broadcast. Customers access the information on StarSight-capable cable set-top boxes, televisions, VCRs, satellite receivers or stand alone StarSight receivers. This hardware receives and descrambles the data and gives customers on-screen access to the StarSight EPG.

         Local cable system operators are currently required under federal law to include PBS programming in their channel line-up although this requirement is under judicial challenge. Cable operators which choose not to carry StarSight might remove the VBI containing the StarSight program schedule data from their signal transmissions. In addition, other interference within the transmission of StarSight program schedule data could occur. The Company is aware of a limited number of instances where StarSight data has not been passed on to customers. Although StarSight customers can nevertheless receive the StarSight service through the VBI contained in the over-the-air broadcast transmissions of PBS, the removal of the StarSight program schedule data transmitted over cable systems makes it more difficult for cable customers to receive the StarSight service and thereby could limit the Company's penetration of the cable market. Increased costs or delays associated with finding alternative means to distribute the StarSight EPG to a potentially large number of cable subscribers could have a material adverse effect on the Company's business. There can be no assurance, however, that VBI problems which affect the transmission of StarSight data will not occur nor that the Company will not be required to re-engineer the StarSight EPG to eliminate such problems.

         In the case of satellite delivery of the StarSight service to customers with StarSight-capable satellite receivers, the insertion of the StarSight program schedule data into the VBI is at the PBS Network Control Center in Alexandria, Virginia and at the TBN uplink facility in Tustin, California. From there, the StarSight data is transmitted via satellite directly to receiving dishes at the homes of customers.

         Order Processing and Customer Support. For the customers who subscribe to the StarSight service directly from the Company, a third-party service provider bills customers, coordinates authorizations with the Company and manages customer payments. Technical questions from customers are answered and order taking services are performed by the Company. In the case of customers receiving the StarSight EPG through the service provider distribution channel, the service provider, rather than the Company, performs the required billing functions associated with the service. As a result, such service providers receive a portion of the revenue received from such customers to cover the costs of fulfilling such billing functions. The Company has developed an "in-house" technical support group responsible for maintaining customer satisfaction in those cases where technical expertise is sought by customers. When the order is taken by the Company, regardless of whether the customer receives the StarSight EPG through the consumer electronics or service provider distribution channel, the Company or the service provider maintains control over the customer authorization process by means of a conditional access security chip contained in the StarSight-capable hardware.

         The following chart illustrates the transmission of StarSight program schedule data across the consumer electronics (including satellite) and service provider (i.e., cable) delivery systems to various StarSight-capable hardware devices. The StarSight data network signal is available in more than 98% of all United States television households.



------------------
Description of graphic:
Graphic representation of the transmission of StarSight program data to the end user. This graphic depicts the transmission of TV schedule data from the data supplier to the Company's facilities to the various uplink facilities through various satellite transponders to the end users.

Strategic Relationships

Relationship with Viacom

         General. In September 1991, Viacom and the Company entered into a Series C Preferred Stock Purchase Agreement (the "Stock Agreement") pursuant to which Viacom purchased shares of the Company's Preferred Stock. In connection with this transaction, the Company, Viacom, Michael Faber, Patrick Young, Scott Wilson and Jeremiah Milbank (Messrs. Faber, Young, Wilson and Milbank being hereinafter referred to as the "Principal Shareholders") entered into a Corporate Partnership Agreement (the "Partnership Agreement") pursuant to which the Company granted to Viacom certain Warrants to purchase additional shares of capital stock of the Company and certain rights with respect to Viacom's equity ownership. In April 1993, the Company entered into a network service agreement with Viacom Cable (the "Network Service Agreement"). In November 1994, the Company entered into a service agreement with Viacom Cable (the "Service Agreement"). The following is a summary of the rights and obligations of the parties under the Stock Agreement, the Partnership Agreement, the Network Service Agreement and the Service Agreement.

         Right of First Refusal/Top-Up Right. Pursuant to the terms of the Stock Agreement, the Company granted to Viacom a right of first refusal to purchase all or part of any new securities issued by the Company, other than certain issuances by the Company. This right of first refusal terminates at such time as Viacom holds less than 3,173,508 shares of Common Stock of the Company. Additionally, pursuant to the terms of the Partnership Agreement, in the event the Company or any shareholder of the Company engages or proposes to engage in a transaction that would result in a new shareholder of the Company holding greater than 25% of the Company's outstanding capital stock, on an as-defined fully diluted basis ("25% Shareholder"), Viacom has the right to purchase, at the fair market value of the Common Stock as determined by the average of the closing prices for a share of Common Stock of the Company on the ten consecutive trading days preceding the date of exercise, additional shares of Preferred Stock to enable it to maintain up to a 1.4:1 ratio between its percentage ownership of the Company, on an as-defined fully diluted basis, and that of the new 25% Shareholder, provided that Viacom may not, pursuant to this right, increase its percentage ownership to greater than 51% of the Company's outstanding capital stock on an as-defined fully diluted basis (the "Top-Up Right"). Viacom at its option may elect to purchase a like number of shares of Common Stock at the same price if Preferred Stock is not available. In connection with the THOMSON investment of approximately $25,000,000 in the Company, Viacom agreed that THOMSON may acquire greater than 25% of the Company's outstanding capital stock without initiating Viacom's Top-Up Right. The Top-Up Right expires at such time as Viacom holds less than 3,173,508 shares of Common Stock of the Company. In connection with the Merger, Viacom waived its right of first refusal and Top-Up Right with respect to the option to purchase up to 5,276,034 shares of the Company's Common Stock (the "Company Stock Option"), issued to Gemstar. See "Item 12 -- Changes in Control -- Related Agreements."

         Special Registration Right. Viacom has the right, in certain circumstances, to require the Company on not more than one occasion, to file a registration statement under the Securities Act at the Company's expense with respect to the shares of Common Stock held by Viacom. This registration right is in addition to registration rights granted to Viacom which are equivalent, and expire concurrent with, to the registration rights held by certain other shareholders of the Company.

         Co-Sale Rights. Pursuant to the terms of the Partnership Agreement, Viacom and the Principal Shareholders have granted each other the right, in the event that one or more of the other parties proposes to sell at any time in the future shares of capital stock representing at least 25% of the Company on an as-defined fully diluted basis, to participate on a pro rata basis in such sale. Viacom also has a right of first refusal in the event of a sale or transfer of shares of Common Stock by the Principal Shareholders.

         Board Representation. In the event that, pursuant to the Articles of Incorporation of the Company and California law, Viacom should hold an insufficient number of shares of the Common Stock to elect its nominee to the Board of Directors, the Company and the Principal Shareholders have agreed to take such action as may be necessary to nominate and elect Viacom's designated representative until such time as Viacom holds less than 3,173,508 shares of Common Stock of the Company. Mr. Edward D. Horowitz, Executive Vice President-Advanced Development at Citicorp and former Senior Vice President Technology, Viacom Inc., and Mr. John W. Goddard, former President of Viacom Cable, currently serve as Directors on the Company's Board in this capacity. Mr. Thomas E. Dooley, Deputy Chairman, Executive Vice President, Corporate Development and Communications of Viacom Inc., also serves on the Company's Board of Directors as a representative of Virgin Interactive Entertainment Inc. ("Virgin") by virtue of Viacom's majority interest in Virgin.

         Network Service Agreement. The Company entered into a five-year Network Service Agreement with Viacom, pursuant to which Viacom agreed to use reasonable efforts to insert the StarSight signal into the VBI of each of a number of Viacom's network services, including Nickelodeon, MTV, VH-1, Showtime, The Movie Channel, analog satellite-delivered services and Viacom's owned and operated over-the-air broadcast television stations. The Company currently is not transmitting the StarSight signal on the VBI of Viacom's broadcast television stations.

         Viacom Cable Services Agreement. The Company had entered into an agreement with Viacom Cable to make StarSight available to its subscriber base in the upgraded fiber-optic cable system in Castro Valley, California. As previously discussed, Viacom has recently completed the sale of Viacom Cable to TCI. The Company is currently analyzing the effect of the sale on the Company's previous agreement with Viacom Cable.

         Proposed Merger with Gemstar. In connection with the Merger with Gemstar, Viacom agreed to certain modifications to its right of first refusal, top-up right and special registration right, solely as such rights apply to the option granted to Gemstar by the Company in connection with the Merger and related transactions. See "Item 12 -- Changes in Control -- Related Agreements."

Relationship with THOMSON multimedia S.A.

         General. On March 8, 1996, THOMSON purchased 3,333,333 shares of the Company's Common Stock at $7.50 per share for a total of $25,000,000 pursuant to a Securities Purchase Agreement (the "Stock Agreement") entered into between THOMSON and the Company in February 1996. In connection with this transaction, the Company granted certain Warrants to THOMSON to purchase additional shares of capital stock of the Company. See Note 22 of Notes to Financial Statements. In addition, the Company and THOMSON entered into a Right of First Refusal
Agreement (the "Rights Agreement") pursuant to which the Company granted to THOMSON certain rights with respect to THOMSON's equity ownership. Also in connection with this transaction, the Company, Viacom and THOMSON entered into a Shareholders Agreement (the "Shareholders Agreement") with respect to the election of directors as described below. The Company and THOMSON also entered into a Strategic Cooperation Agreement (the "Cooperation Agreement") pursuant to which THOMSON has agreed to incorporate the Company's technology into a significant portion of THOMSON's suitable products (namely, high end TVs, VCRs and/or TVCRs) in exchange for a share of the Company's revenues derived from the Company's consumer electronics business, among other things. The following is a summary of the rights and obligations of the parties under the Stock Agreement, the Rights Agreement and the Cooperation Agreement.

         Right of First Refusal. Pursuant to the terms of the Rights Agreement, the Company granted to THOMSON a right of first refusal to purchase all or part of any new securities issued by the Company, other than certain issuances by the Company. This right of first refusal expires at such time as THOMSON holds less than 3,173,508 shares of Common Stock of the Company. In connection with the Merger, THOMSON waived its right to first refusal in connection with the Company's issuance of an option to purchase up to 5,276,034 shares of the Company's Common Stock. See "Item 12 -- Changes in Control -- Related Agreements."

         Special Registration Right. THOMSON has the right, in certain circumstances, to require the Company on not more than one occasion, to file a registration statement under the Securities Act at the Company's expense with respect to the shares of Common Stock held by THOMSON. This registration right is in addition to registration rights granted to THOMSON which are equivalent to, and expire concurrent with, the registration rights held by certain other shareholders of the Company.

         Board Representation. Under the Shareholders Agreement, the Company has agreed to nominate, and Viacom has agreed to vote the shares held by Viacom in favor of, the election of two representatives of THOMSON to the Company's Board of Directors for so long as THOMSON holds in excess of 10% of the outstanding shares of Common Stock of the Company. Under the terms of the Shareholders Agreement, THOMSON has agreed to vote the shares held by THOMSON for the election of two representatives of Viacom to the Company's Board of Directors for so long as Viacom holds in excess of 3,173,508 shares of Common Stock of the Company. Mr. James E. Meyer, Executive Vice President, Marketing & Sales-Americas, Thomson Consumer Electronics, Inc., a wholly-owned subsidiary of THOMSON multimedia S.A., and Mr. Jacques Thibon, Vice President, Corporate Business Development, THOMSON multimedia S.A., currently serve as Directors on the Company's Board in this capacity.

         Cooperation Agreement. The Company has entered into a ten-year Strategic Cooperation Agreement with THOMSON, with THOMSON having the option to extend the term for an additional five years, pursuant to which the parties have agreed to jointly develop a program to incorporate and aggressively promote the Company's technology and related services throughout a range of selected consumer electronics products distributed by THOMSON in North America. In consideration of THOMSON's commitment to incorporate the Company's technology into THOMSON's suitable products, the Company has agreed to, among other things, pay THOMSON a certain percentage of the Company's revenues derived from the Company's consumer electronics business. In addition, the parties have agreed to each contribute specific dollar advertising commitments to the promotion of their brand identities and services in 1997 and 1998. The Company believes that as a result of significant changing conditions in the marketplace, including increased competition, certain aspects of these strategic business agreements with THOMSON, such as THOMSON's volume commitments and the Company's technology transfer commitments, will be renegotiated in the near term as soon as market conditions have been clarified.




         Proposed Merger with Gemstar. In connection with the proposed merger with Gemstar, THOMSON agreed to certain modifications to its right of first refusal, top-up right and special registration right, solely as such rights apply to the options granted to Gemstar by the Company in connection with the Merger and related transactions. See "Item 12 -- Changes in Control -- Related Agreements."

Intellectual  Property  -  Patents,   Trademarks,   Copyrights  and  Proprietary
Information

         As part of its business strategy, the Company has aggressively pursued and continues to aggressively pursue a strong patent portfolio to protect its technology. In the United States, the Company currently holds eight issued patents. In addition, the Company has a number of U.S. and foreign patent applications pending. The Company pursues foreign patent protection in those countries that present market and licensing opportunities for the StarSight EPG and currently has three issued foreign patents.

         Because the Company has intellectual property rights and, in particular, has obtained patents covering many of the features of the Company's products and services, the Company believes that competitors will have difficulty producing and marketing a commercially desirable scheduling service with program schedule, program selection, one button recording and channel set-up functions similar to the StarSight EPG products without infringing on the Company's intellectual property. The Company believes that several of its competitors are currently offering or propose to offer competitive products which may violate the Company's intellectual property. The Company considers its patents and other intellectual property to be important to the success of its business and believes that its patent strategy enhances its competitive position. The Company plans to vigorously enforce its patents and to protect its trade secrets and other know-how to the full extent of the law. The Company could incur substantial cost in prosecuting patent infringement suits against competitors, and there can be no assurance that the Company would be successful in such actions. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, there can be no assurance that the Company's patents or patent applications will be adequate to ensure the Company's competitive position or that competitors will not be able to produce non-infringing competitive products and services.

         The following is a summary of the Company's issued U.S. patents:

         TV Schedule. This patent, granted in the United States in 1987, covers a wide variety of program schedule and selection features, relating to: (i) controlling a television tuner to tune by program title, (ii) providing program description and title upon each channel change (program selection by grazing),
(iii) sorting of program schedule information by theme (program selection by theme), (iv) the continuous update of program schedules (on-screen TV program listings), (v) the display of time remaining in a given program (program pop-up information), (vi) the linking of programs in a series (series to be recorded),
(vii) the control of the program recorder through the supply of broadcast information and serial recording demands, and (viii) the use of menus and menu selection for recording and the update of a recording calendar from a stored database of pending recordings as schedule changes occur (one button recording). In December 1991, a potential competitor of the Company requested that the United States Patent and Trademark Office (PTO) conduct a re-examination of this patent, claiming that the patent was invalid. In response to this request, the Company introduced to the PTO all prior art of which it was aware. After the re-examination process was completed, the PTO upheld the validity of the patent.

         VCR Scheduling. This patent, granted in the United States in 1990, covers certain features relating to StarSight playback indexing and the interactive consumer information service currently under development. Some of the features covered by this patent include recording and indexing broadcast information where the recording device stores and indexes by program title and allows interactive selection and recording of supplemental broadcast information pertaining to the primary broadcast upon user response to an on-screen cue. A re-examination of this patent was also requested in March 1992 by a potential competitor claiming that the patent was invalid. After review, the PTO upheld the validity of this patent.

         Automatic Unattended Recording of Cable Television Programs. This patent was granted in the United States in 1992. The patent covers primarily the recording features of the StarSight EPG when a cable decoder box is present as well as certain other features related to future services currently under development. This patent covers features that, either through schedules installed in a recording device or implemented in an external device, control the cable decoder in a variety of ways, including automatically changing the cable decoder channel to the requested channel at the time of recording.

         Background TV Schedule Guide. This patent was granted in the United States in 1994. This patent covers TV schedule guide features relating to operational characteristics as the guide is moved between foreground and background modes of operation.

         TV Schedule Guide (Channel Ordering). This patent was granted in the United States in 1995. The patent relates to an interactive television schedule display system providing for irregular cursor movement over an irregular grid of television schedule information and configured to allow the user to select the order in which TV channels are listed.

         TV Schedule Grid (Program Note Overlay). This patent was granted in the United States in 1995. This patent, related to the channel ordering patent described above, includes the TV schedule display system with the irregular cursor movement combined with the ability to display program note overlays describing a cursor selected program.

         Background TV Schedule System. This patent was granted in the United States in 1996. The technology covered by this patent provides the TV viewer with a means of obtaining program schedule information without having to leave the program currently viewed. As a result, the viewer can obtain information about other programs currently in progress or scheduled for showing at a later time.

         "Seamless" Guide for Multiple Program Sources. This patent was granted in the United States in 1996. This patent provides for the merging of television schedule information received from multiple program sources, such as cable TV and DBS, into a unified or "seamless" guide.

         The Company has an exclusive patent license agreement with Personalized Media Communications ("PMC") in the field of Program Schedule Navigation and Navigation Information for a series of patents including PMC's six issued and other pending patent applications. Under the agreement, the two companies will jointly complete development work and apply for patents. In consideration for the license agreement, the Company paid a license fee consisting of a one-time payment of $500,000 in March 1994 and monthly installments of $25,000 over a three year period. See Note 7 to Financial Statements. In addition, the Company will pay all costs, including all patent office fees and attorney fees, associated with filing and prosecution, and grant to PMC 20,000 shares of Common Stock of the Company for each of the patents for which the Company elects to receive an exclusive license under the agreement.

         While the Company has obtained patents covering many of the features of StarSight EPG products and services, competitors or other third parties may assert claims that StarSight EPG products and services infringe patents or rights of such third parties. Litigation may be necessary to defend the Company against such claims. The resolution of such claims would generally involve complex legal and factual questions and would consequently be highly uncertain. In particular, any litigation involving such claims would entail considerable cost to the Company and the diversion of the efforts of management. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." In the event of an adverse determination in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses with respect to the use of the infringing technology. There can be no assurance that the Company would be successful in such development or that third-party licenses would be available on acceptable terms. In the event that a third party was to make a successful claim against the Company or its customers, or that the Company was unable to obtain a license with respect to such third-party technology on commercially reasonable terms, the commercialization of the StarSight EPG products and services could be delayed or foreclosed and the Company's business would be materially adversely affected.

         The Company enters into confidentiality agreements with its employees and consultants that prohibit the disclosure of confidential information to anyone outside the Company both during and subsequent to employment. Such agreements also require disclosure to the Company of ideas, discoveries or inventions relating to or resulting from work performed for the Company and assignment to the Company of all proprietary rights to such ideas, discoveries or inventions. The Company also relies on trade secrets and proprietary know-how that it seeks to protect, in part, through the non-disclosure agreements with its employees and consultants and by requiring similar agreements in connection with its manufacturing and other strategic relationships. There can be no assurance that these agreements will be not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.

Competition

         The market for delivery of television program schedule information is highly competitive. To compete successfully in this market, a company must produce and provide products or services which are relatively low in cost and easy for consumers to use. There are a number of companies with substantially greater financial, sales and marketing resources than the Company who produce and market television schedule information in various formats which compete or will compete with the StarSight EPG. These alternative formats currently include printed television schedules, on-screen, passive (non-interactive) scrolling program guides, interactive program guides and other interactive electronic scheduling products or services that will compete more directly with the StarSight EPG.

         Printed television schedule competitors of the Company include TV Guide, local cable television guides and local newspaper guides, all of which have a significant presence in the market place resulting from their familiarity to television viewers, their broad base of distribution and their presentation of feature articles and entertainment news. The Company believes that the StarSight EPG will compete effectively with printed program guides on the basis of accuracy and timeliness of program schedule information, the ability to accommodate ever increasing viewer choices, the ability to present program information by broadcast time, by title or by theme, as well as by channel, the convenience of on-screen presentation, the ability to interact with the television, VCR, or other StarSight device, and ease of use. The Company believes that the StarSight EPG will compete effectively on the basis of price with printed program guides offered for sale, such as TV Guide, and on the basis of enhanced features with printed program guides distributed for free. While the Company believes the StarSight EPG will compete effectively with respect to these factors, the established market presence of printed program guides gives them a competitive advantage. In addition, there can be no assurance that publishers of printed guides will not be able to produce publications in the future that meet growing consumer demands.

         The Company also competes with companies producing passive electronic program guides for the cable market such as that offered by Prevue Networks, Inc. ("Prevue"). The Company believes that the StarSight EPG will compete effectively with passive electronic program guides on the basis of accuracy and timeliness of program schedule information, convenience to the user, the ability to interact with the television, VCR, or other StarSight device, and profitability to the cable operator. Although such guides are typically offered as a part of the basic cable service, the Company believes the StarSight EPG will compete effectively based on its enhanced features. However, there can be no assurance that existing or planned electronic guide companies will not develop and market interactive electronic program guides that offer features similar to the StarSight EPG.

         Several companies have announced their intentions to market electronic program guides in set-top boxes which appear to be very similar to the StarSight EPG. Prevue has announced its intention to offer several levels of interactive services which will work in concert with the Prevue Channel and provide user control of the scroll and which will include features such as direct tune, one touch record reminders, sorting by genre and browse features and up to seven days of listings. Prevue has also announced that it plans to offer Quickvue, which will deliver data directly into set-top boxes and offer 30 minutes to two hours of program information, as well as varying amounts of program descriptions and days of listings, depending on the capabilities of the set-top box. Many of such companies have significantly greater resources than the Company to devote to the development and commercialization of such products. If developed and commercialized as currently described, such products would present a significant competitive challenge to the Company.

         In 1995 VideoGuide, Inc. ("VideoGuide") (since December 1996 a wholly-owned subsidiary of Gemstar) introduced a stand alone set-top box with an on-screen guide allowing users to display one week of television program information. Additional features include direct tuning of set-top boxes and televisions, automated VCR recording and remote control consolidation. VideoGuide also offers news, sports and weather information services with its product. VideoGuide delivers the data to the end user via the BellSouth Mobile Comm paging company. Customers subscribe directly from VideoGuide to receive the service. National distribution of the VideoGuide product began in September 1995.

         An additional product which may present a competitive challenge to the StarSight EPG is VCR Plus. VCR Plus, which is produced by Gemstar, is a product designed to simplify VCR programming. VCR Plus works in conjunction with printed program guides that include code numbers adjacent to certain shows in their program listings. VCR Plus only competes with the VCR control functions of the StarSight EPG; it does not contain on-screen program schedule information or program selection capabilities. With respect to the VCR control functions, the Company believes that the StarSight EPG will compete effectively with this product on the basis of convenience of on-screen presentation of program information. The VCR Plus system requires codes printed in the newspaper to utilize the service. Introduction of another Gemstar product, IndexPlus, occurred in VCRs in late 1995. This technology utilizes VBI to provide on-screen index of programs taped in videocassette.

         In November 1995 Gemstar announced that it had entered into an alliance with News Corporation's TV Guide to deliver a new interactive electronic program guide to consumers. TV Guide Plus+ is intended to be incorporated into television sets and VCRs. TV Guide Plus+ is an interactive on-screen guide with listings for television programs up to 48 hours in advance. As announced, the product integrates the video picture into the program listing, allowing the viewer to watch a television program even when accessing program listings. Additionally, the product offers the users the ability to display program information by theme. TV Guide Plus+ will also incorporate Gemstar's VCR Plus+ recording technology, allowing simplified VCR recording. Products incorporating the TV Guide Plus+ feature were introduced in the consumer electronics market place in late 1996.

         On December 23, 1996, the Company and Gemstar International Group Limited, a British Virgin Islands corporation, ("Gemstar") agreed to merge pursuant to and subject to the terms and conditions of the Merger Agreement, whereby a wholly-owned subsidiary of Gemstar will merge with and into the Company. The Company will survive the Merger and become a wholly-owned subsidiary of Gemstar. At the closing of the Merger, shareholders of the Company will be entitled to receive 0.6062 shares of Gemstar's Ordinary Shares for each share of the Company's Common Stock. Each outstanding option and each outstanding warrant to purchase shares of the Company's Common Stock will be adjusted to reflect the exchange ratio of 0.6062 and will be assumed by Gemstar. Consummation of the Merger is subject to, among other things, (i) approval of the Merger Agreement by the Company's shareholders, (ii) approval by the holders of Gemstar's Ordinary Shares of the issuance of shares in connection with the Merger, (iii) certain government regulatory approvals, (iv) the filing and effectiveness of a registration statement for the Gemstar Ordinary Shares to be issued with the Commission, and (v) the satisfaction or waiver of certain other conditions to closing of the Merger. See "Item 12 -- Changes in Control" for a more detailed description of the Merger, related agreements and the terms and conditions of the Merger Agreement.

         Viewers who receive television programming via satellite have access to a subscription service called SuperGuide offered by Satellite Service Company. SuperGuide provides satellite subscribers with on-screen program schedule information. Using a remote control, SuperGuide subscribers can tune to shows by program title and can also call up brief text descriptions of programs. SuperGuide automatically updates program listings daily storing up to 12 days of schedules for 60 channels. SuperGuide presents a competitive service to the StarSight service in the satellite distribution channel and would present an additional competitive challenge if extended to other distribution channels.

         Manufacturers of set-top boxes have indicated that the next generation of set-top boxes will be able to provide an interactive guide which would provide some features similar to those to the StarSight EPG. Final features and delivery schedule of these products are unclear at this time and, therefore, the competitive effect on the StarSight EPG is currently unknown. Many of these companies have significantly greater resources than the Company to devote to the development and commercialization of such products. If developed and commercialized as currently described, such products would present a significant competitive challenge to the Company.

         The personal computing industry has made strides in the areas of multimedia and has begun announcing products that resemble televisions. Included in the functionality of these products are interactive electronic program guides that offer potential competition to the Company. Companies such as Gateway 2000 have announced their intention to offer PCTVs using an interactive program guide developed by Harman Interactive Group, a subsidiary of Harman International Corporation. (Certain assets of Harman Interactive Group were recently acquired by Intel Corporation.) In addition, many other entities have announced internet-based guide products which have many features similar to the StarSight EPG. The cost of any entity to create such a guide is minimal. The combination of these internet-based guides and the present and future widespread availability of internet enabled consumer electronics devices (including TVs) could pose a significant competitive challenge to the Company's products. While there is no evidence that such a product will ever be successfully introduced, it is possible that this emerging category will give birth to a new wave of interactive program guide companies that will compete directly with the Company.

         Although the Company believes that its competitive position is strong with respect to known competitors, there may be competitors with significant competitive strengths which are not known to the Company or discussed herein. Such potential competitors may include larger, more established companies in both the interactive multimedia services and interactive television fields that could enter the on-screen program guide delivery market. There can be no assurance that the StarSight EPG will achieve market acceptance or that it will be able to compete successfully with such known or unknown competitors, some of which may possess substantially greater financial, sales and marketing resources than those of the Company.

Engineering and Development

         The Company currently concentrates its engineering and development efforts on completing or acquiring hardware and software to: (i) enable customer support personnel to efficiently access customer authorization and network status data, (ii) improve on aspects of the PBS data network, (iii) make available alternate data delivery technologies to various service providers, such as cable and telco operators, (iv) integrate the StarSight EPG into televisions, VCRs, TVCRs and other applicable consumer electronics products, (v) reduce the cost to consumer electronic manufacturers for incorporation of the StarSight EPG into TVs, VCRs, TVCRs and other consumer electronics products, and
(vi) integrate the StarSight EPG in set-top boxes for the cable and telco industry, including the development of advanced analog and digital applications of StarSight technology.

         Rapid technological developments are expected to occur in the interactive television services industry. The Company believes that its success will depend upon its ability to develop, market and introduce products which meet changing user needs and which successfully anticipate or respond to technological changes on a cost effective and timely basis. There can be no assurance that technological changes or other significant changes in the television industry will not render the Company's products and services obsolete or that the Company will be able to keep pace with technological developments. Many of the Company's present and potential future competitors have, or may have, substantially greater resources than the Company to devote to further technological and new product developments.

Government Regulation

         The cable television and telco industries are subject to extensive regulations by federal, state and local agencies. These regulations, while not directly affecting the Company, do affect cable operators and telcos, upon which the Company will significantly rely for the marketing and distribution of the StarSight service to potential customers. As such, these regulations may adversely affect the Company's business. In October 1992, Congress enacted the 1992 Cable Act, as an amendment to the Communication Act of 1934, which provides a significant regulatory framework for the operation of cable television systems. The 1992 Cable Act introduced substantial rate regulation for certain services and equipment provided by most cable systems in the United States. Pursuant to the 1992 Cable Act, the Federal Communications Commission ("FCC") adopted regulations with respect to rates charged for certain cable services and for equipment to receive those services. The FCC also imposed new regulations under the 1992 Cable Act in the areas of customer service, technical standards, rates for leased access channels and disposition of a customer's home wiring. In addition, the FCC also imposed new regulations in the area of compatibility of cable equipment with other consumer electronic equipment such as "cable ready" televisions and VCRs.

         In January 1996, Congress passed the 1996 Telecommunications Act which substantially amends but does not replace the Communications Act of 1934. The 1996 Telecommunications Act, among other things, sets forth rules for the development of competitive markets in telecommunications, deregulates certain cable rates, enables telcos and other common carriers to provide video
programming  to  subscribers,   abolishes  the  FCC's  video  dialtone   ("VDT")
regulations (although allows existing VDT systems to continue to exist), and directs the FCC to require TV set manufacturers to install "V-chips" in TV sets to allow users to block the reception of objectionable programming. With respect to telcos and other entities entering the video market place, the 1996 Telecommunications Act establishes a regulatory regime called OVS, which is meant to replace VDT. The 1996 Telecommunications Act directs the FCC to prescribe regulations to prohibit OVS operators from discriminating against unaffiliated video programming providers with regard to program selection material provided to subscribers and, specifically, to prohibit them from omitting unaffiliated video programming services carried on the system from any navigational device, guide or menu.

         Depending on the outcome of the Company's business strategy in the cable and telco distribution channels and the availability of StarSight-capable set-top boxes through third party licensed manufacturers, the Company may derive a significant portion of its customer revenue from the distribution of the StarSight service through cable and telco operators. The extent to which the effects of the 1992 Cable Act on cable operators and the regulatory requirements for telcos may be somewhat lessened under the 1996 Telecommunications Act will depend to a significant degree on the final form and implementation of the regulations to be adopted by the FCC. To the extent that the 1992 Cable Act and the 1996 Telecommunications Act and regulations adopted thereunder adversely affect cable operators and/or telcos and the manner in which they can market the StarSight EPG, such regulations could also adversely affect the Company's business. It is uncertain the extent to which the 1996 Telecommunications Act will increase the number of service providers in a market and what effect it will have on the Company's business strategy in the cable and telco distribution channels or on the adoption and distribution of the StarSight EPG.

Employees

         As of January 31, 1997, the Company employed 127 individuals, of whom 26 were engaged directly in engineering and development activities, 13 in administrative positions, 36 in sales and marketing, and 52 in operations and customer service. The Company believes that it has been successful to date in attracting and retaining qualified personnel. The Company believes that its future success will depend in part on its continued ability to recruit, retain and motivate qualified management, sales, marketing and technical personnel. The

Company's operating results would be adversely affected if the Company were unable to attract, assimilate or retain these personnel. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

         The Company has experienced and expects to continue to experience growth in the number of employees, consultants and subcontractors necessary to support the Company's business operations. This growth has placed and will continue to place a substantial strain on the Company's management, operational, financial and accounting resources. The need to support the Company's engineering and development and proposed marketing efforts will require the Company to increase the number of employees, consultants and subcontractors, which in turn will require a substantial amount of training and other resources. The Company's need to manage growth effectively will also require it to continue to implement and improve its operational, financial and management information systems and to motivate and manage its employees and consultants. The Company's failure to manage growth effectively would have a material adverse effect on the Company's business. Presently it is uncertain what effect, if any, the Merger with Gemstar will have on the Company's future personnel needs and growth in the number of employees, consultants and subcontractors.


ITEM 2.  PROPERTIES

         The Company leases approximately 60,000 square feet in Fremont, California pursuant to leases that expire in March 2002. The Company believes that its existing office space will serve its foreseeable needs through the end of 1997 and believes that sufficient additional space will be available to it at that time, either in its current building or at another location, on commercially reasonable terms.


ITEM 3.  LEGAL PROCEEDINGS

Gemstar Litigation

         The Company and Gemstar are currently in litigation with each other over their respective intellectual property rights as described more fully below. The Company and Gemstar, however, have agreed to cease ("stay") all activity with respect to the pending litigation between them until the earlier of the consummation of the Merger or termination of the Merger Agreement.

         In October 1993, the Company filed suit in the District Court for the Northern District of California, San Jose Division, against Gemstar and Michael
R. Levine ("Levine") seeking: (1) a preliminary and permanent injunction and treble damages for Gemstar's willful infringement of one of the Company's patents (United States Patent No. 5,151,789, the "789 patent"); (2) a declaration that the Company does not infringe any claim of United States Patent No. 4,908,713 (the "713 patent") and/or that any such claim is invalid and/or unenforceable; (3) a preliminary and permanent injunction and treble damages for Gemstar's violation of certain antitrust laws; and (4) monetary and exemplary damages for Gemstar's tortious business activities. Gemstar and Levine counterclaimed on January 4, 1994 for a preliminary and permanent injunction and treble damages for the Company's alleged infringement of the `713 patent claims and for a declaration of noninfringement, invalidity, and/or unenforceability of the claims of the Company's `789 patent. In addition, on December 8, 1993 Gemstar and Levine moved to dismiss the Company's antitrust claim and the Company's declaratory relief claim to the extent it sought a declaration of the unenforceability of the `713 patent due to Levine's alleged inequitable conduct during the prosecution of the `713 patent. Pursuant to a court order, the Company's antitrust claim was dismissed with prejudice. In addition, the case has been phased to permit resolution of validity and infringement issues prior to resolving all other disputed issues. The court conducted trial in August 1996 regarding Levine's alleged unequitable conduct. A decision has not been rendered in view of the aforementioned stay.

         In November 1993, Gemstar filed an action against the Company in the District Court for the Central District of California seeking: (1) a preliminary and permanent injunction and treble damages for the Company's alleged violation of certain federal and state antitrust laws; (2) for monetary and exemplary damages for the Company's allegedly tortious business activities; and (3) for a declaration of the noninfringement, invalidity, and/or unenforceability of the claims of three of the Company's patents (United States Patent Nos. 5,151,789, 4,706,121, and 4,977,455). In May, 1994, the Central District action was ordered to be transferred to the Northern District of California, San Jose Division, to be consolidated with the above mentioned litigation for discovery and pre-trial purposes. In addition, pursuant to a court order, Gemstar's declaratory relief claims against the Company's United States Patent Nos. 4,706,121 (the "121 patent") and 4,977,455 (the "455 patent") were dismissed. A trial date has not yet been set and discovery has been stayed pursuant to the Merger Agreement.

         In October 1994, SuperGuide Corporation ("SuperGuide") and Gemstar filed a further lawsuit against the Company in the District Court for the Northern District of California, San Jose Division. In this action, SuperGuide and Gemstar are seeking, among other things, preliminary and permanent injunctions and treble damages for the alleged willful infringement by the Company of one or more claims of United States Patent Nos. 4,751,578 (the "578 patent") and 5,038,211 (the "211 patent"). On December 8, 1994, the Company filed counterclaims seeking, among other things, a declaration that the Company does not infringe any such claims of the `578 and `211 patents, and/or that such claims are invalid and/or unenforceable. On May 5, 1995, SuperGuide amended its complaint to add a count asserting that the Company's `121 patent is invalid and/or unenforceable and is not infringed upon by SuperGuide. The Company filed a motion to dismiss SuperGuide's causes of action with respect to the `121 patent for lack of subject matter jurisdiction (based on no case or controversy); on August 8, 1995, the Company's motion was granted. This lawsuit also has been consolidated with the above mentioned cases for discovery and pre-trial purposes. A trial date has not yet been set and discovery has been stayed pursuant to the aforementioned Merger Agreement.

United Video Litigation

         In October 1993, United Video and its Trakker, Inc. subsidiary brought suit against the Company in the United States District Court for the Northern District of Oklahoma, seeking a declaratory judgment that its interactive program guide products do not infringe the Company's `121, `455 or `789 patents. The Company counterclaimed charging infringement of the `121 patent. Through subsequent procedural motions, the lawsuit expanded to include a total of ten patents to which the Company has rights to and federal antitrust claims. The Court has deferred consideration of all the other claims and counterclaims pending the resolution of the infringement, validity and enforceability issues of the `121 patent. A phased bench trial began on May 8, 1996, with United Video essentially presenting its case in chief on the validity and enforceability issues related to the `121 patent. The Court has set the trial date for the next phase for May 5, 1997. The Company will present witnesses during this next phase relating to the validity, enforceability and infringement of the `121 patent.

Scientific-Atlanta Arbitration and Litigation

         In  1995,   the  Company   brought  an   arbitration   action   against
Scientific-Atlanta concerning Scientific-Atlanta's alleged delay in the deployment of StarSight-capable set-top boxes and its development of a competing electronic program guide allegedly using the Company's technology in violation of its licensing agreement with the Company. In apparent response to the arbitration action, Scientific-Atlanta filed a lawsuit in the United States District Court for the Northern District of Georgia (the "Atlanta suit") in February 1996 against the Company and Philips alleging that the Company's stand alone StarSight receiver infringed on three U.S. patents owned by Scientific-Atlanta. The Company filed a demand on April 30, 1996 for arbitration on the issue of whether the Company is licensed to use Scientific-Atlanta's patents. The arbitrators have been selected, but there has been no discovery and no hearing date has been set. The judge in the Atlanta suit has stayed proceedings pending the outcome of the April 30, 1996 arbitration. On July 23, 1996, the American Arbitration Association ("AAA") awarded the Company $15,000,000 in monetary damages plus attorney fees and arbitration costs against Scientific-Atlanta. In addition to the monetary award, the Company was granted injunctive relief prohibiting Scientific-Atlanta, except under certain limited conditions, from accepting any new customer orders for any products incorporating an interactive electronic program guide that utilizes any information derived either directly or indirectly from the Company for a period of three years beginning from the date of the award. On December 11, 1996, the U.S. District Court for the Northern District of California confirmed the AAA arbitration panel award of $15,000,000, plus attorney fees and arbitration costs. In addition, the court confirmed the AAA panel's injunction prohibiting Scientific-Atlanta for a period of three years from shipping to third parties any consumer product incorporating an interactive program guide, except for orders already committed to in writing as of July 23, 1996, the date of the AAA panel ruling. On December 24, 1996, Scientific-Atlanta appealed $10,000,000 of the award to the U.S. District Court of Appeals for the Ninth Circuit. The matter is currently pending and no briefs have been filed.

         In January 1997, the Company received a payment of $7,715,000 for a portion of the award, consisting of $5,000,000 in damages, $2,485,000 for attorney fees and arbitration costs and $230,000 in accrued interest. See Note 5 to Financial Statements.

         The Company intends to vigorously defend the allegations against it and to actively pursue its claims against each party. The outcome of these lawsuits cannot presently be determined. Management believes, based upon the advice of counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial statements taken as a whole.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on The Nasdaq National Market under the symbol "SGHT." The following table indicates the quarterly high and low sale prices per share of the Common Stock of the Company as reported on The Nasdaq National Market for the period from January 1, 1995 through December 31, 1996:

                                                    High          Low

 Quarter ended March 31, 1995                      $9.75        $5.50
 Quarter ended June 30, 1995                        7.75         4.63
 Quarter ended September 30, 1995                   6.00         3.25
 Quarter ended December 31, 1995                    6.88         2.25

 Quarter ended March 31, 1996                       7.50         4.50
 Quarter ended June 30, 1996                       11.75         5.38
 Quarter ended September 30, 1996                  10.25         5.25
 Quarter ended December 31, 1996                   10.00         5.88

         As of February 18, 1997, there were 339 holders of record of the Company's Common Stock.

         The Company has never declared or paid cash dividends and currently intends to retain any future earnings for use in the development and operation of its business. Accordingly, the Company does not expect to pay cash dividends in the foreseeable future.


ITEM 6:  SELECTED FINANCIAL DATA

                                                                 Six Months
                                                                    ended
Statement of                   Twelve Months ended December 31,   December 31,          Twelve Months ended June 30,
Operations Data:                    1996            1995            1994           1994             1993            1992
------------------------------  ------------    ------------    ------------    ------------    ------------    ------------
                                                         (in thousands, except per share amounts)

Revenues                          $      8,698    $      1,913    $         70

Cost of goods sold                       1,544             676
Inventory reserves and
  write-offs                               801           4,931           1,450
                                  ------------    ------------    ------------
Gross profit (loss)                      6,353          (3,694)         (1,380)
                                  ------------    ------------    ------------
Costs and expenses:
  General and administrative            10,311           9,848           8,302    $      8,228    $      3,767    $      1,765
  Litigation costs                       4,776           2,880           1,644
  Engineering and
     development                         3,420           3,539           2,128           6,843           3,131           1,563
  Marketing                              7,480           6,823           4,325           4,478           2,044             332
  Network services and
     other expenses                      6,127           5,570           3,292           2,682             913             514
                                  ------------    ------------    ------------    ------------    ------------    ------------
       Total costs and expenses         32,114          28,660          19,691          22,231           9,855           4,174
Interest income, net                       712             574             810           1,676             168             150
                                  ------------    ------------    ------------    ------------    ------------    ------------
Loss before cumulative
  effect of accounting
  change                               (25,049)        (31,780)        (20,261)        (20,555)         (9,687)         (4,024)
Cumulative effect of
  accounting change                                                     (1,172)
                                  ------------    ------------    ------------    ------------    ------------    ------------
Net loss                          $    (25,049)   $    (31,780)   $    (21,433)   $    (20,555)   $     (9,687)   $     (4,024)
                                  ============    ============    ============    ============    ============    ============
Loss per common share:
  Loss before cumulative
    effect of accounting
    change                        $      (1.01)   $      (1.50)   $      (0.97)   $      (1.08)   $      (0.70)   $      (0.29)
  Cumulative effect of
    accounting change                                                    (0.06)
                                  ------------    ------------    ------------    ------------    ------------    ------------
Net loss                          $      (1.01)   $      (1.50)   $      (1.03)   $      (1.08)   $      (0.70)   $      (0.29)
                                  ============    ============    ============    ============    ============    ============
Number of shares used
  for calculation of net
  loss per common share             24,783,159      21,163,768      20,799,445      19,082,759      13,762,475      13,755,743
                                  ============    ============    ============    ============    ============    ============

                                                  December 31,                                     June 30,
                                  --------------------------------------------    --------------------------------------------
Balance Sheet Data:                   1996            1995             1994          1994            1993             1992
                                  ------------    ------------    ------------    ------------    ------------    ------------


Cash and cash equivalents              $25,708          $8,787         $10,141         $24,087         $25,690         $4,196
Short-term investments                   1,989                          16,940          13,883
Working capital                         15,603           3,914          23,939          36,422          23,900          3,122
Long-term investments                                                    5,004          10,024
Total assets                            35,031          16,333          40,831          56,695          28,037          5,175
Long-term license fee payable                               74             363             502              64             85
Long-term deferred revenue               9,700
Accumulated deficit                   (115,735)        (90,686)        (58,906)        (37,473)        (16,918)        (7,231)
Total shareholders' equity               9,838           8,343          34,179          52,768          25,366          3,987


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed herein. These forward-looking statements include, but are not limited to, the statements regarding the Company's expectation of continuing to incur substantial losses and substantive negative cash flow from operating activities, the statement regarding the anticipated impact of the Company's on-going licensing efforts in its overall operating success, the statement regarding the Company's expectation of incurring additional legal costs related to the enforcement of the Company's patents involved in the current and potential future suits, the statement regarding the anticipated use of its cash resources, and the statements below under "Liquidity and Capital Resources" regarding the Company's future cash requirements and the length of time that the Company's resources will be sufficient to meet its capital requirements.

Proposed Merger with Gemstar

         On December 23, 1996, the Company and Gemstar agreed to merge pursuant to and subject to the terms and conditions of the Merger Agreement, whereby a wholly-owned subsidiary of Gemstar will merge with and into the Company. The Company will survive the merger and become a wholly-owned subsidiary of Gemstar. At the closing of the Merger, shareholders of the Company will be entitled to receive 0.6062 shares of Gemstar's Ordinary Shares, for each share of the Company's Common Stock. Each outstanding option and each outstanding warrant to purchase shares of the Company's Common Stock will be adjusted to reflect the exchange ratio of 0.6062 and will be assumed by Gemstar. Consummation of the Merger is subject to, among other things, (i) approval of the Merger Agreement by the Company's shareholders, (ii) approval by the holders of Gemstar's Ordinary Shares of the issuance of shares in connection with the Merger, (iii) certain government regulatory approvals, (iv) the filing and effectiveness of a registration statement for the Gemstar Ordinary Shares to be issued with the Commission, and (v) the satisfaction or waiver of certain other customary conditions to closing of the Merger. See "Item 12 -- Changes in Control" for a more detailed description of the Merger, related agreements and the terms and conditions of the Merger Agreement.

Overview and Recent Developments

         The Company was incorporated in May 1986. Since inception, the Company has devoted substantially all of its resources toward the development and commercial introduction of a patented on-screen interactive television program guide and VCR control service marketed under the StarSight brand name. The Company generates revenue from subscription sales of the StarSight service to customers, either through service providers, such as cable operators and telcos, or directly from the Company. The Company also generates revenues through licensing the Company's intellectual property for non-StarSight capable products. The Company has been unprofitable since its inception and expects to incur substantial losses for the foreseeable future. As of December 31, 1996, the Company had accumulated a deficit of $115,735,000.

         In September 1994, the Company changed its fiscal year from one ending June 30 to one ending December 31 beginning on January 1, 1995. Accordingly, the accompanying financial statements are for the twelve months ended December 31, 1996 and 1995 ("Fiscal 1996" and "Fiscal 1995," respectively), the six months ended December 31, 1994 ("Transition 1994") and the twelve months ended June 30, 1994 ("Fiscal 1994").

         The Company has entered into technology development and licensing agreements with key manufacturers for the manufacture of StarSight-capable televisions, VCRs, TVCRs and C-band satellite receivers. These manufacturers include TCE, Zenith, Sony, Mitsubishi, Toshiba, Matsushita, Philips, Sharp, Samsung, GoldStar, and Daewoo. The Company has also entered into license agreements with General Instrument, Scientific-Atlanta and Zenith for the incorporation of StarSight-enabling technology into set-top boxes to be manufactured by them for sale to cable system operators who offer StarSight to their customers. It is possible that manufacturers will reduce or delay the manufacture of StarSight-capable consumer electronics products as a result of the announcement, expectation or consummation of the Merger. The Company recorded an inventory valuation allowance in the fourth quarter of Fiscal 1996 due to delays in the manufacture of StarSight-capable consumer electronics products which the Company believes were attributable, in part, to uncertainties regarding the effects of the Merger. Such manufacturing delays and uncertainties are expected to continue at least in the near term. See Note 9 to Financial Statements.

         The Company believes its intellectual property applies to several business segments, including but not limited to DBS, PC/TV, the Internet, MMDS, and cable/telco digital set-top box electronic program guide applications. Hence, the Company devotes significant management time and effort to identify, negotiate and enter into royalty bearing licensing agreements. As part of this licensing business and strategy, the Company has entered into royalty bearing license agreements with TCE, Sony, Toshiba, Panasonic, Uniden and HNS for the use of certain of the Company's intellectual property in connection with certain DSS equipment manufactured and distributed by them. Such agreements generally require the periodic payment of per unit royalties to the Company based on units manufactured or sold.

         On December 20, 1996, the Company entered into a licensing agreement with Microsoft to license certain of its technologies to Microsoft. Under the agreement, Microsoft paid the Company a non-refundable "lump-sum" royalty payment of $20,000,000 (the "Royalty Payment") for a non-exclusive, worldwide license for the Company's intellectual property related to electronic program guides, which technology will be used by Microsoft for future software products and services on the PC platform. Additionally, Microsoft provided the Company with a royalty free license under certain of its intellectual property related to electronic program guides. Microsoft also agreed to pay the Company certain additional per unit royalties related to additional features of StarSight licensed product and a percentage of advertising revenues derived from Microsoft licensed products. The Company agreed to pay Microsoft a percentage of subscription revenues derived from StarSight licensed products. The Company will recognize revenue related to the Royalty Payment ratably during the initial two year period of the agreement based on the projected installed units of Microsoft licensed product.

         The Company believes its on-going licensing efforts are likely to have a significant impact on the Company's overall operating success.

         In March 1996, the Company and THOMSON finalized agreements to form a long-term strategic relationship to aggressively incorporate and promote StarSight technology and related services in selected THOMSON product lines. The key terms and conditions of these agreements follow:

         o The Company sold 3,333,333 shares of its Common Stock to THOMSON at $7.50 per share or $25,000,000 in total.

         o The Company granted THOMSON a warrant to purchase 2,000,000 shares of the Company's Common Stock as follows: up to 1,000,000 shares at $7.50 per share on or prior to February 1, 1998 and up to the balance of the shares at $10.00 per share on or prior to February 1, 1999. The total number of shares purchasable by THOMSON under the warrant is limited to 19.6% of the Company's issued and outstanding Common Stock.

         o THOMSON will put StarSight capability into a significant portion of THOMSON's suitable consumer electronic products over the ten year life of the agreement.

         o The Company will pay THOMSON a per subscriber fee for new subscribers using a THOMSON StarSight-capable product. Fees under this agreement are limited to certain annual maximums through the year 2000.

         o The Company will pay THOMSON a percentage of all subscription fees derived from THOMSON StarSight-capable products. Fees under this agreement begin after the achievement of an agreed-upon minimum of THOMSON StarSight-capable products manufactured or procured by THOMSON. In addition, the Company will pay THOMSON a percentage of all revenues related to consumer electronics products whether or not the subscriber is using a THOMSON StarSight-capable product. Such fees under this agreement begin after the achievement of an agreed-upon minimum of THOMSON StarSight-capable products manufactured or procured by THOMSON. This agreement expires in 2010.

         o The Company and THOMSON each agree to contribute significant specific dollar advertising commitments in each year 1997 and 1998 for advertising and promotion of THOMSON StarSight-capable products.

         The Company believes that as a result of significant changing conditions in the marketplace, including increased competition, certain aspects of these strategic business agreements with THOMSON, such as THOMSON's volume commitments and the Company's technology transfer commitments, will be renegotiated in the near term as soon as market conditions have been clarified.


Results of Operations

         As a result of incurring significant expenses in its development and operating activities without generating significant revenues, the Company has incurred significant losses. The Company's net losses were $25,049,000 for Fiscal 1996, $31,780,000 for Fiscal 1995, $21,433,000 for Transition 1994 and
$20,555,000 for Fiscal 1994.

         Revenues for Fiscal 1996, Fiscal 1995 and Transition 1994 were $8,622,000, $1,913,000 and $70,000, respectively. The Company had no revenues in Fiscal 1994. Revenues increased in such periods due to an increase in license revenues and, to a lesser extent, increased subscription revenues. Fiscal 1996 license revenues were derived principally from license agreements incorporating non-StarSight-capable DSS equipment manufactured and distributed by TCE, Sony and other consumer electronics manufacturers.

         Cost of goods sold was $1,544,000 and $676,000 in Fiscal 1996 and Fiscal 1995, respectively, and primarily represents costs associated with license revenues. In Fiscal 1996, the Company recorded an additional lower of cost or market inventory valuation allowance of $801,000 related to raw materials (i.e., integrated circuits and other components) purchased for manufacturers for use in StarSight-capable consumer electronics products. This inventory valuation allowance was due to delays in the manufacture of StarSight-capable consumer electronics products which the Company believes were attributable, in part, to uncertainties regarding the effects of the Merger. Fiscal 1995 and
Transition 1994 include inventory reserves and write-offs of $4,931,000 and $1,450,000, respectively, related to the Company's agreement with a third party manufacturer (the "Manufacturer") for the manufacture of as many as 100,000 stand alone StarSight receivers ("Receivers") on a subcontract basis. In connection with this agreement, the Company provided the Manufacturer certain raw materials to complete the manufacture of the Receivers. At December 31, 1994, the Company had recorded an inventory valuation allowance of $1,450,000 related to this agreement covering approximately 25,000 Receivers which the Company had committed to purchase. Such inventory valuation allowance represented the Company's estimate of the excess of cost over net realizable value on work-in-process and finished products inventories to reflect the anticipated sales price of the Company's stand alone StarSight receiver at the time.

      During the first  quarter  of 1995,  the  Company  committed  to  purchase another 10,000 Receivers and recorded an additional inventory valuation allowance of $930,000. In September 1995, the Company canceled its commitment to purchase the remaining 65,000 Receivers from the Manufacturer. Such cancellation did not result in any additional cost or liability to the Company. However, in September 1995, as a result of the completion of this agreement with the Manufacturer and a significant reduction in the anticipated sales price of the Receivers, the Company recorded an additional lower of cost or market inventory valuation allowance of $2,340,000. In addition, the Company expensed $960,000 of excess work-in-process inventories originally acquired for use in the manufacture of the remaining 65,000 receivers. In the fourth quarter of 1995, the Company recorded an additional lower of cost or market inventory valuation allowance of $701,000. As a result, the total 1995 inventory reserve and write-off was $4,931,000.

         General and administrative expense primarily consists of salaries and benefits of management and administrative personnel in the corporate, finance, personnel, legal and facilities departments, professional and consulting fees and general corporate expenditures. General and administrative expense for
Fiscal 1996, Fiscal 1995, Transition 1994, and Fiscal 1994 was $10,311,000, $9,848,000, $8,302,000 and $8,228,000, respectively. The increase in Fiscal 1996 is primarily the result of certain professional advisors' and transaction-related costs in connection with the Merger with Gemstar. The increase in Fiscal 1995, when compared to Transition 1994, was primarily due to $668,000 in expenses in connection with the hiring of the Company's new President and Chief Executive Officer and $700,000 in executive bonuses. The increase in general and administrative expense for Transition 1994 compared to Fiscal 1994 was primarily due to $3,117,000 for manufacturer reimbursements pursuant to an agreement to reimburse a manufacturer for specific incremental manufacturing costs of incorporating StarSight technology into certain StarSight-capable products offset by only six months of activity.

         The Company is a named plaintiff and counterclaimant in several legal proceedings where the Company is primarily alleging that others are infringing the Company's patents and other intellectual property rights. The Company is also a named defendant in legal proceedings where patent infringement has been alleged against the Company. From inception through December 31, 1996, the Company has expensed $10,472,000 in legal and other costs in connection with such litigation. Litigation costs increased to $4,776,000 in Fiscal 1996 from $2,880,000 in Fiscal 1995 and $1,644,000 for Transition 1994. The increase in such litigation costs over the past two fiscal periods is the result of the arbitration hearing involving Scientific-Atlanta which commenced in April 1996, the United Video patent infringement trial which began in May 1996, and the Gemstar patent infringement trial which began in August 1996. Effective July 1, 1994, the Company changed its method of accounting to expense legal costs incurred in connection with the aforementioned patent infringement litigation. Previously all such legal costs were capitalized and amortized over the remaining useful lives of the related patents. The Company believes that this change in method is preferable because it conforms to the predominant industry practice. The cumulative effect at July 1, 1994 of adopting this accounting change was an increase in the Company's net loss for Transition 1994 of $1,172,000 ($0.06 per share). See Item 3, "Legal Proceedings." The Company expects to incur additional litigation costs in future periods related to the enforcement of the Company's patents involved in the current and potential future suits.

         Engineering and development expense is composed primarily of personnel costs in the areas of product design and development. Engineering efforts include development of the broadcast network architecture and supporting software and the design of the StarSight-enabling technology, which is incorporated within televisions, VCRs, TVCRs, satellite receivers, cable and telco set-top boxes, and stand alone StarSight receivers. Engineering and development expense decreased slightly in Fiscal 1996 to $3,420,000 from $3,539,000 in Fiscal 1995. The decrease was primarily due to lower staffing levels when compared to the previous year's activity. Engineering and development expense increased from $2,128,000 in Transition 1994 to $3,539,000 in Fiscal 1995, representing twelve months of activity, compared with six months for Transition 1994. Engineering and development expense decreased to $2,128,000 for Transition 1994 compared to $6,843,000 in Fiscal 1994. A portion of this pro rata decrease is attributable to the gradual shifting of the Company's focus from early development and engineering efforts to preparation for manufacturing and commercial operations. In addition, during Fiscal 1994, the Company expensed approximately $1,322,000 in connection with an exclusive patent license agreement with another company. See Note 7 to Financial Statements.

         Marketing expense consists primarily of salaries for sales and marketing personnel, product launch costs, advertising, manufacturing incentives, consultants, market research costs, and trade show and industry awareness costs. Marketing expense for Fiscal 1996 increased to $7,480,000 from $6,823,000 for Fiscal 1995. The increase is primarily due to manufacturer incentives of $812,000 and certain target market advertising expense. For Fiscal 1995, marketing expense increased to $6,823,000 compared to $4,325,000 for Transition 1994. The increase principally represents the effect of twelve months of activity compared with six months for the prior fiscal period.

         Network services and other expenses consist primarily of the combined cost of purchasing television scheduling data from a television data supplier
(TVDT) and broadcasting that data over the data distribution network operated by PBS. The Company's contracts with these service providers have a base fee and a per customer monthly cost with annual maximums on the cost. The combined cost for the purchase and broadcast of the television scheduling data through these contracts is limited to $8,115,000 per year (for each year in which the contracts overlap) subject to annual adjustments related to changes in the consumer price index. In addition, network and other expenses include operating expenses related to subscription order processing, customer and technical support and manufacturing operations and support. Network services and other expenses increased to $6,127,000 in Fiscal 1996 from $5,570,000 in Fiscal 1995, $3,292,000 for Transition 1994 and $2,682,000 in Fiscal 1994. The increase was primarily attributable to an increase in expenses related to the operation of the data distribution network for the StarSight service and costs related to order processing and customer and technical support.

         Interest income was $726,000 for Fiscal 1996, $607,000 for Fiscal 1995, $833,000 for Transition 1994 and $1,695,000 in Fiscal 1994. The decrease in interest income is attributable to a decrease in the Company's cash and cash equivalents, short-term investment and long-term investment balances during the last three fiscal periods.

         There can be no assurance that the Company will ever be able to achieve revenues in excess of expenses. The Company expects to incur substantial losses and substantial negative cash flow from operating activities in the foreseeable future. The Company is dependent on licensing and subscription revenues of StarSight products and services in order to minimize negative cash flow from operations. Because of its limited commercial operating history, the Company is subject to all of the risks and expenses inherent in the establishment of a new business enterprise. To address these risks and expenses, the Company must, among other things, respond to competitive developments, attract, retain and motivate qualified personnel and support the expense of marketing a new service based upon innovative technology. In addition, the Company must be successful in the commercial distribution of its products and services, obtain adequate financing to fulfill its marketing plan and successfully market its products and services to potential subscribers and license its intellectual property for non-StarSight-capable products.

Liquidity and Capital Resources

         The Company has financed its operations through private placements of equity securities to individual investors and those corporations with which the Company has strategic relationships. These private placements have yielded a total of $77,125,000 through December 31, 1996 (including $24,625,000 in Fiscal
1996). In addition, the Company completed an initial public offering in August 1993, raising $42,300,000, net of issuance costs. In December 1996, the Company received $20,000,000 in connection with a license agreement with Microsoft for use of the Company's intellectual property in future software products and services on the PC platform. See Note 4 to Financial Statements. At December 31, 1996, the Company had cash and cash equivalents and short-term investments available for sale of $27,697,000. In January 1997, the Company received a partial payment of its arbitration award of $7,715,000 from Scientific-Atlanta. See Note 5 to Financial Statements.

         The Company may seek additional investments from its current or new strategic investors. In addition, the Company may consider issuance of other debt or equity securities. To the extent the Company raises additional cash by issuing equity securities, ownership dilution to the existing shareholders of the Company will result. Debt or equity financing may not be available when needed or on terms acceptable to the Company.

         As of December 31, 1996, the Company had an accumulated deficit of $115,735,000. The accumulated deficit increased from $90,686,000 as of December 31, 1995.

         Negative cash flow from operations was $5,506,000 for Fiscal 1996, $27,608,000 for Fiscal 1995, $17,092,000 for Transition 1994 and $19,717,000 in
Fiscal 1994. The large reduction in negative operating cash flow in Fiscal 1996 was primarily due to the Royalty Payment of $20,000,000 received in December 1996 related to the Microsoft licensing agreement.

         Only limited revenues have been generated to date. There can be no assurance that the Company will be able to achieve revenues in excess of expenses. The Company expects to incur substantial negative cash flow from operating activities for the foreseeable future.

         The Company anticipates expending a significant portion of its cash resources for sales and marketing, expanding public awareness and other expenses associated with the delivery of StarSight to customers. The Company anticipates expending additional cash resources to provide incentives for manufacturers to incorporate the StarSight EPG into StarSight-capable products manufactured by them. For a description of certain future commitments of the Company, see Note 12 to Financial Statements.

         Through December 31, 1996, the Company expensed $10,472,000 in legal and other costs in connection with patent infringement litigation (see Note 7 to Financial Statements). The Company expects to incur additional legal costs in future periods related to the enforcement of the Company's patents involved in the current and potential future suits. No estimate of the total amount of such additional litigation costs can be made at this time.

         The Company is dependent on 1997 license and subscription revenue to minimize negative cash flow from operations. The Company believes that the availability of StarSight-capable TVs, VCRs, TVCRs, satellite receivers, cable and telco set-top boxes, and stand alone StarSight receivers in the market place, combined with an intellectual property licensing program, is essential to the Company's 1997 revenues and cash flow.

         The Company's future cash requirements will depend on many factors, including: (i) the rate at which manufacturers of televisions, VCRs, TVCRs, satellite receivers, and cable and telco set-top boxes incorporate the Company's proprietary technology into new hardware products manufactured and marketed by them, (ii) the rate at which customers subscribe to the StarSight service, (iii) the rate at which cable and telco operators introduce and market StarSight EPG products and services to their customers, (iv) the level of marketing required to increase subscribers and to attain a competitive position in the market place, (v) the rate at which the Company is successful in licensing its intellectual property for non-StarSight-capable products, and (vi) the rate at which the Company invests in engineering and development and patent protection with respect to existing and future technology.

         The Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to sustain the Company's current level of operations and meet its financial obligations through the end of 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements and the independent auditors' report appear on pages F-1 through F-25 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Name                            Age                    Position                                     Director Since

Larry W. Wangberg                       54  Chairman of the Board of Directors and  Chief Executive               1993
                                            Officer

Brian L. Klosterman                     39  President, Chief Operating Officer and Director                       1996
Martin W. Henkel(1)                     50  Executive Vice President, Chief Financial Officer and Director        1992

Jack C. Clifford (1)(2)                 63  Director                                                              1993
Ajit M. Dalvi (1)                       55  Director                                                              1993
Donn M. Davis (3)                       34  Director                                                              1995
Thomas E. Dooley (1)(3)                 40  Director                                                              1995
John F. Doyle (3)                       67  Director                                                              1990
John W. Goddard (1)(2)                  55  Director                                                              1994
Edward D. Horowitz                      49  Director                                                              1993
James E. Meyer (1)                      42  Director                                                              1996
Jacques Thibon                          33  Director                                                              1996

----------------
(1) Member of the Finance Committee.
(2) Member of the Audit Committee.
(3) Member of the Compensation Committee.

         There is no family relationship between any director or executive officer of the Company.

         Mr. Wangberg has served as the Chairman of the Board of Directors and Chief Executive Officer since April 1996. From February 1995 to April 1996, Mr. Wangberg served as the Company's President and Chief Executive Officer. Mr. Wangberg was elected to the Board of Directors of the Company in May 1993. From 1983 to February 1995, Mr. Wangberg served as President and Chief Executive Officer of Times Mirror Cable Television, Inc., a provider of broadband-based network and cable television services. Mr. Wangberg simultaneously served as Senior Vice President of the parent The Times Mirror Company, a major information provider. Mr. Wangberg is a past chairman of the National Cable Television Association (NCTA). Mr. Wangberg has also served on the boards of directors of Zilog, Inc. and USCS International, Inc. since April 1996.

         Mr. Klosterman has served as the Company's President and Chief Operating Officer since April 1996 and was elected to the Board of the Company in April 1996. From March 1995 to April 1996, Mr. Klosterman served as the Company's Senior Vice President, Marketing, and from March 1993 to March 1995, he served as Senior Vice President, Consumer Electronics Marketing. From 1988 to 1993, Mr. Klosterman held various positions with Sony Corporation of America, most recently as Vice President. From 1985 to 1988, Mr. Klosterman served in various positions with THOMSON Consumer Electronics, Inc., including his last position as Manager of Television Marketing.

         Mr. Henkel has served as Executive Vice President since December 1994 and as Chief Financial Officer since November 1991. From November 1991 to December 1994, Mr. Henkel served as Vice President, Operations. He became a director of the Company in July 1992. From 1989 to January 1992, Mr. Henkel served as Vice President of Operations and Chief Financial Officer of Phylon Communications, Inc., an integrated circuit design and hardware manufacturing company. From 1987 to 1989, Mr. Henkel was President of Martin Henkel Consulting, a financial and administrative consulting firm. From 1985 to 1987, Mr. Henkel was Corporate Controller of Telcom General Corporation. Mr. Henkel was a divisional Controller at Apple Computer, Inc. from 1982 to 1985.

         Mr. Clifford was elected to the Board of Directors of the Company in May 1993. Since February 28, 1997, Mr. Clifford has been a self-employed consultant. From 1996 to February 28, 1997, Mr. Clifford was Executive Vice President, Broadcasting, Programming & Electronic Media, of The Providence Journal Company, and from 1989 to 1996, he was Vice President-Telecommunications of The Providence Journal Company. From 1982 to October 1995, he also served as Chairman of Colony Communications, a cable operator and former subsidiary of The Providence Journal Company.

         Mr. Dalvi was elected to the Board of Directors of the Company in November 1993. Mr. Dalvi has served as Senior Vice President of Marketing and Programming for Cox Communications, a cable operator, since 1987. Since joining Cox in 1982 as Director of Marketing, Mr. Dalvi has held several positions there, including Vice President of Marketing and Programming from 1985 to 1987 and Vice President of Marketing, Planning and Development from 1984 until 1985. Mr. Dalvi also serves on the boards of The Discovery Channel and E! Entertainment Television.

         Mr. Davis was elected to the Board of Directors of the Company in August 1995. Mr. Davis has served as President of Tribune Ventures, a development unit of Tribune Company, since February 1995. From August 1992 to February 1995, he served as Senior Counsel for the Tribune Company. Previously, he was an attorney in private practice at Sidley & Austin. Mr. Davis also serves on the board of Excite, Inc.

         Mr. Dooley was elected to the Board of Directors of the Company in April 1995. Mr. Dooley was appointed a Director and Deputy Chairman of Viacom Inc. ("Viacom") in January 1996 and has been an executive officer of Viacom since 1987 In March 1994, he was elected Executive Vice President - Finance, Corporate Development and Communications of Viacom. From July 1992 to March 1994, Mr. Dooley served as Senior Vice President, Corporate Development of Viacom. From August 1993 to March 1994, he also served as President, Interactive Television. In December 1990, Mr. Dooley was named Vice President, Finance of Viacom, and he served as Viacom's Vice President and Treasurer from 1987 to 1994. Mr. Dooley joined Viacom International, Inc. in 1980 in the corporate finance area and has held various positions in the corporate and divisional finance areas.

         Mr. Doyle was elected to the Board of Directors of the Company in April 1990. Since April 1992, Mr. Doyle has been the president of his own consulting company, Doyle Consulting. From 1986 to April 1992, Mr. Doyle was a founding partner of The Verity Group, a market research company.

From 1971 to 1986, Mr. Doyle served as President and Chairman of the Board of Pioneer Electronic Corp. (USA). During that time he also served two terms as Chairman of the Board of the Consumer Electronics Division and also was a member of the Board of Governors of the Electronics Industry Association.

         Mr. Goddard was elected to the Board of Directors of the Company in May 1994. Since January 1997, Mr. Goddard has been a self-employed consultant. Mr. Goddard was a consultant for Viacom International, Inc. from August 1996 to January 1997. From 1980 to 1996, Mr. Goddard served as President and Chief Executive Officer of the cable division of Viacom International Inc. Mr. Goddard has served as a director of TCI Satellite Entertainment, Inc. since December 1996.

         Mr. Horowitz was elected to the Board of Directors of the Company in November 1993. Mr. Horowitz is Executive Vice President-Advanced Development at Citicorp, with global responsibility for incorporating electronic interactive delivery into product lines and customer distribution systems. Prior to joining Citicorp in January 1997, Mr. Horowitz was Senior Vice President-Technology at Viacom Inc. and Chairman and Chief Executive Officer of Viacom Interactive Media from 1989 to 1994. He was also a member of the Viacom Executive Committee. From 1974 to 1989, Mr. Horowitz held senior management positions with Home Box Office
(HBO), a subsidiary of Time Warner, Inc. Mr. Horowitz has served as a director of Ariel Corporation since May 1995.

         Mr. Meyer was elected to the Board of Directors of the Company in February 1996. Since joining Thomson Consumer Electronics, Inc., a wholly-owned subsidiary of THOMSON multimedia S.A., in 1988, Mr. Meyer has served as Executive Vice President Marketing and Sales-Americas. Prior to his current position, Mr. Meyer served as Senior Vice President, Product Management for three years. Before that, he was Senior Vice President, TV Division-Americas. Mr. Meyer also serves on the board of directors of THOMSON/Sun Interactive Alliance.

         Mr. Thibon was elected to the Board of Directors of the Company in February 1996. Mr. Thibon has served as Vice President Corporate Business Development for THOMSON multimedia S.A. since February 1997, after serving as General Manager Strategic Alliances since March 1995. From 1987 to February 1995, Mr. Thibon served as Manager, General Manager and Deputy Director and then Major Financial Accounts Director for France Telecom, a supplier in France of telephone communications. Mr. Thibon also serves on the board of directors of THOMSON-LCD S.A.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely in its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that all executive officers and directors of the Company complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

                           Summary Compensation Table

         The following Summary Compensation Table sets forth certain information regarding the compensation during the periods indicated of the Chief Executive
Officer of the Company and the next four most highly compensated executive officers of the Company during the 1996 fiscal year (the "Named Executive
Officers"):

                                                                                              Long-Term
                                                                                             Compensation
                                                                                                Awards
                                                                                             ------------
                                                                                 Other        Securities     All Other
                                 Fiscal                                          Annual       Underlying      Compen-
Name and Principal Position      Year(1)              Salary        Bonus(2)  Compensation     Options(#)     sation(3)
---------------------------      -------              ------        --------  ------------     ----------     ---------
Larry W. Wangberg(4)                1996             $519,000      $911,400    $       --               --      $13,874
   Chairman of the Board and        1995              437,500       300,000     545,118(5)         800,000           --
   Chief Executive Officer    Transition 1994             --             --            --               --           --
                                    1994                  --             --            --               --           --

Martin W. Henkel                    1996              234,723       121,599     492,673(6)              --        7,238
  Executive Vice President,         1995              243,648       100,000     246,337(6)          40,000        7,238
  Chief Financial Officer     Transition 1994         102,053       100,000     211,146(6)              --        3,480
  and Director                      1994              210,366        88,440     312,590(6)          15,000        6,960

Brian L. Klosterman(7)              1996              240,000       494,000            --               --       12,000
  President and Chief               1995              173,360       120,000            --          150,000        6,960
  Operating Officer and        Transition 1994         79,336        38,162            --               --        3,480
  Director                          1994              140,004        38,000      50,099(5)              --        6,960

Kenneth A. Milnes                   1996              169,199        25,403            --           20,000           --
  Vice President,                   1995              133,793        19,035            --           40,000           --
  Engineering                  Transition 1994         63,225        22,047            --              --            --
                                    1994              115,008            --            --              --            --

Jonathan B. Orlick (8)              1996              160,244        63,457      77,579(5)          30,000           --
  Vice President,                   1995                   --            --            --              --            --
  Intellectual                 Transition 1994             --            --            --              --            --
  Property and General              1994                   --            --            --              --            --
  Counsel                                                  --            --            --              --            --


(1) "1996" refers to the fiscal year ended December 31, 1996. "1995" refers to the fiscal year ended December 31, 1995. In September 1994, the Board of Directors approved a change to the Company's operating fiscal year from a fiscal year ending June 30 to a fiscal year ending December
         31. In connection with this change, the Company filed a transition report on Form 10 -K with the Commission covering the period from July 1, 1994 to December 31, 1994 (the "Transition Period"). "Transition 1994" refers to the Transition Period. "1994" refers to the fiscal year ended June 30, 1994.

(2) Represents bonuses paid during the respective calendar years from January 1 to December 31 to each of the Named Executive Officers.

(3) Represents car allowances paid during 1996, 1995, Transition 1994 and 1994 to each of the Named Executive Officers.


(4) Mr. Wangberg joined the Company in February 1995 and became the Chairman of the Board of Directors and Chief Executive Officer in April 1996.

(5) Represents compensation to defray the costs of relocating to the Company's geographic area.

(6) Amount represents additional compensation and reimbursement of income tax liabilities related to the exercise of stock options originally granted in November 1991.

(7) Mr. Klosterman became the Company's President and Chief Operating Officer and a member of the Board of Directors in April 1996.

(8) Mr. Orlick joined the Company in January 1996 as Vice President, Intellectual Property and became General Counsel in June 1996.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information concerning each grant of options to purchase the Company's Common Stock made during the fiscal year ended
December 31, 1996 to the Named Executive Officers:

                                                                                              Potential Realizable
                                                                                              Value Minus Exercise
                          Individual Grants                                                 Price at Assumed Annual
                         ------------------                                                   Rates of Stock Price
                              Number of          % of Total        Exercise                 Appreciation for Option
                             Securities        Options Granted    Price Per                         Term(1)
                         Underlying Options    to Employees in   Share ($/sh)  Expiration   ------------------------
          Name               Granted(#)          Fiscal Year      (2)(3)(4)       Date          5%           10%
          ----               ----------          -----------      ---------       ----          --           ---
 Larry W. Wangberg               --                  --               --           --
 Martin W. Henkel                --                  --               --           --
 Brian L. Klosterman             --                  --               --           --
 Kenneth A. Milnes             20,000                6.2%          $6.625       08/01/06       $ 85,729     $226,183
 Jonathan B. Orlick            30,000                9.3            7.00        02/01/06        135,872      358,479

(1) Potential realizable value is based on the assumption that the Common Stock of the Company appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the ten year option term. These numbers are calculated based on the requirements promulgated by the Commission and do not reflect the Company's estimate of future stock price growth.

(2) All options shown granted in fiscal 1996 become exercisable as to 1/48th of the shares subject to the option exercisable each month provided that the option may not be exercised for one year following the vesting commencement date. Under the 1989 Stock Incentive Program, the Board of Directors retains the discretion to modify the terms, including the price of outstanding options.

(3) Options were granted at an exercise price equal to the fair market value of the Company's Common Stock, as determined by reference to the closing sales price of the Common Stock on The Nasdaq National Market on the date of grant.

(4) Exercise price may be paid in cash, promissory note, by delivery of already-owned shares subject to certain conditions, or pursuant to a cashless exercise procedure under which the optionee provides irrevocable instructions to a brokerage firm to sell the purchased shares and to remit to the Company, out of the sale proceeds, an amount equal to the exercise price plus all applicable withholding taxes.

                           AGGREGATED OPTION EXERCISES
              IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The  following  table  sets forth  certain  information  regarding  the exercise  of stock  options by the Named  Executive  Officers in the fiscal year
December 31, 1996 and the value of stock options held as of December 31, 1996 by such individuals.
                                                         Number of Securities Underlying        Value of Unexercised
                                  Shares                      Unexercised Options at          In-the-Money Options at
                                 Acquired                      December 31, 1996(#)           December 31, 1996 ($)(1)
                                   on          Value           --------------------           -----------------------
                                Exercise     Realized
             Name                  (#)        ($)(1)      Exercisable     Unexercisable     Exercisable    Unexercisable
             ----                  ---        ------      -----------     ------------      -----------    -------------
Larry W. Wangberg                     --    $      --        366,666            433,334        $779,165        $920,835
Martin W. Henkel                  13,333       43,332         22,395             32,605          63,644         171,356
Brian L. Klosterman                   --           --        105,625            111,042         380,541         655,710
Kenneth A. Milnes                 17,500       67,500         24,859             48,474         138,269         231,729
Jonathan B. Orlick                    --           --             --             30,000              --          71,250

(1) Market value of the Company's Common Stock at the exercise date or December 31, 1996, as the case may be, minus the exercise price.

Employment Contracts and Change-In-Control Arrangements

         The Company has entered into employment agreements with Martin W. Henkel, dated November 30, 1995, Brian L. Klosterman, dated December 21, 1995, Kenneth A. Milnes, dated March 13, 1996, and Jonathan B. Orlick, dated June 1, 1996 (collectively the "Employees"). Pursuant to said employment agreements, Messrs. Henkel, Klosterman, Milnes, and Orlick are paid monthly base salaries of $20,266, $20,000, $11,250, and $15,000, respectively. The foregoing salaries may be increased by the Board of Directors from time to time. The foregoing salaries are also subject to annual cost of living increases, with the exception of Mr. Orlick, whose monthly base salary is subject to adjustment on the basis of an annual merit review and whose first merit increase shall be retroactive to June 1, 1996. Each of the Employees is eligible to participate in the Company's employee benefit plans and executive compensation programs.

         In addition, each of the Employees is entitled to periodic bonuses at the discretion of the Board of Directors under the Company's Executive Bonus Plan, with Mr. Klosterman guaranteed an annual bonus equal to a minimum of 50% of his annual base salary for each full year of employment under his employment agreement. Mr. Klosterman is also entitled to an auto allowance of $1,000 per month during the term of his employment agreement.

         In connection with his June 1, 1996 employment agreement, Mr. Orlick received a one-time relocation assistance allowance of $25,000 in connection with the close of escrow on his personal residence.

         The terms of the existing employment agreements continue until the earlier to occur of (i) December 1, 1998 for Mr. Henkel, December 20, 1998 for Mr. Klosterman, March 12, 1998 for Mr. Milnes, and October 1, 1998 for Mr. Orlick, or (ii) "Involuntary Termination" or "Constructive Termination" by the Company or until voluntarily terminated by the Employee. "Involuntary Termination" means termination by the Company, including upon death or disability of the Employee, for any reason other than cause, and "Constructive Termination" means a material reduction in salary or benefits, a material change in responsibilities, a requirement to relocate beyond a specified distance, or subjection to unreasonable or illegal working conditions.

         Upon Involuntary Termination, Constructive Termination, or termination of an Employee upon a "Change in Control" of the Company (as defined below), (i) Messrs. Henkel and Klosterman are entitled to a lump-sum severance payment equal to each Employee's respective remaining base salary and fees for the contract period, but in no event less than 100% of each Employee's respective annual base salary and fees, and up to one year of Company-paid group health and life insurance coverage, (ii) Mr. Milnes is entitled to a lump-sum severance payment equal to his remaining base salary for the contract period, but in no event less than 100% of his annual base salary and fees, and up to one year of Company-paid group health and life insurance coverage, and (iii) Mr. Orlick is entitled to a lump-sum severance payment equal to his annual base salary then in effect and up to one year of Company-paid group health and life insurance coverage. Upon voluntary termination by Mr. Henkel, he is entitled to a lump-sum equivalent to 50% of the lump-sum referred to in the previous sentence for him and up to 16 months of Company-paid group health and life insurance coverage. In addition, except with respect to Mr. Orlick, upon Involuntary Termination or a Change in Control, the stock options outstanding prior to the execution of the employment agreements and granted during the term of such employment agreements held by the Employees shall become fully vested and immediately exercisable. "Change in Control" is defined to mean: (i) the acquisition of securities of the Company representing 40% or more of the total voting power of the Company's then-outstanding securities except pursuant to a negotiated agreement with the Company and the purchase of such securities from the Company, (ii) a change in the composition of the Board of Directors displacing a majority of those directors incumbent, elected or nominated for election as of the date of the employment agreement, (iii) the approval by the shareholders of the Company of a merger of the Company with any other corporation after which the shareholders own less than 50% of the voting securities of the surviving corporation or (iv) the approval by the shareholders of the Company of the liquidation or sale of substantially all of the Company's assets.

         Pursuant to their existing employment agreements, each of the Employees has agreed that, during his employment and for a period of 12 months after voluntary termination, the Employee will not own, control or manage or become affiliated with or permit his name to be used in connection with any business or enterprise that is or expects to become directly competitive with any business conducted by the Company.

         On February 2, 1995, the Company entered into an employment agreement with Larry W. Wangberg, under which Mr. Wangberg serves as the Chief Executive Officer of the Company and is paid a monthly base salary of $43,250. In addition, Mr. Wangberg is entitled to receive an annual bonus of up to eighty percent (80%) of his base salary, provided, however, that Mr. Wangberg shall receive a minimum annual bonus of $200,000. In 1996, Mr. Wangberg received a cash bonus of $500,000 pursuant to his employment agreement which provides for the payment of such bonus at the time the Company raises at least $20,000,000 in financing subsequent to said agreement. The bonus was payable as a result of the Company raising approximately $30,000,000 subsequent to said agreement. The foregoing base salary may be increased by the Board of Directors from time to time and is subject to annual cost of living increases. Mr. Wangberg also is eligible to participate in the Company's employee benefit plans and executive compensation programs.

         The Company granted Mr. Wangberg an option to purchase 500,000 shares of the Company's Common Stock under the 1989 Stock Incentive Program at a price per share of $7.25 equal to the fair market value of the Company's Common Stock. In addition, the Company also granted Mr. Wangberg an option to purchase 300,000 shares of the Company's Common Stock under the 1989 Stock Incentive Program at a price per share of $7.25 equal to the fair market value of the Company's Common Stock, provided, however, that such option shall become immediately exercisable when the Company achieves certain performance milestones.

         Mr. Wangberg's February 2, 1995 employment agreement continues until the earlier of (i) January 31, 2001, or (ii) "Involuntary Termination" or "Constructive Termination" by the Company or until voluntarily terminated by Mr. Wangberg. "Involuntary Termination" is defined to mean termination by the Company, including upon death or disability of Mr. Wangberg, for any reason other than cause, and "Constructive Termination" is defined to mean a material reduction in salary or benefits, a material change in responsibilities, a requirement to relocate beyond a specified distance, or subjection to unreasonable or illegal working conditions. Upon Involuntary Termination, Constructive Termination, or termination of an Employee upon a "Change in Control" of the Company (as defined below), Mr. Wangberg is entitled to (i) a lump-sum severance payment equal to his remaining base salary and fees for the contract period (in no event less than 200% of his annual base salary and fees), and (ii) up to two years of Company-paid group health and life insurance coverage. Upon voluntary termination, Mr. Wangberg is entitled to (i) a lump sum equivalent to 100% of the lump sum referred to in the previous sentence, and
(ii) up to 12 months of Company-paid group health and life insurance coverage. In addition, upon Involuntary Termination, the stock options outstanding prior to the execution of the employment agreement and granted during the term of such employment agreement held by Mr. Wangberg shall become fully vested and immediately exercisable. "Change in Control" is defined to mean: (i) the acquisition of securities of the Company representing 40% or more of the total voting power of the Company's then-outstanding securities except pursuant to a negotiated agreement with the Company and the purchase of such securities from the Company, (ii) a change in the composition of the Board of Directors displacing a majority of those directors incumbent, elected or nominated for election as of the date of the employment agreement, (iii) the approval by the shareholders of the Company of a merger of the Company with any other corporation after which the shareholders own less than 50% of the voting securities of the surviving corporation or (iv) the approval by the shareholders of the Company of the liquidation or sale of substantially all of the Company's assets.

         Pursuant to the February 2, 1995 employment agreement, Mr. Wangberg has agreed that, during his employment and for a period of 12 months after voluntary termination, he will not own, control or manage or become affiliated with or permit his name to be used in connection with any business or enterprise that is or expects to become directly competitive with any business conducted by the Company.

         Effect of Gemstar Merger on Employment Agreements

         Severance Provisions. Each existing employment agreement between the Company and the executives contains provisions for lump sum severance payments that will be triggered by the Merger. In the case of Messrs. Wangberg, Klosterman and Henkel, upon consummation of the Merger, the Company will make a lump sum payment equal to the executive's base salary, car allowance and guaranteed bonus for the remaining term of the prior employment agreement, less applicable withholding. The lump sum payments are expected to total approximately $3,385,164, approximately $678,090 and approximately $636,437 for Messrs. Wangberg, Klosterman and Henkel, respectively. In the case of Messrs. Milnes and Orlick, such lump sum cash payment shall be equal to one year of each Employee's respective current base salary, less applicable withholdings and are expected to total approximately $190,000 and approximately $180,000, respectively, for Messrs. Milnes and Orlick. In addition, the severance provisions of the employment agreements provide that each Employee's stock options will accelerate in accordance with the terms of such Employee's prior employment agreement. As of March 15, 1997, the number of options subject to acceleration pursuant to the severance provisions of each executive's existing employment agreement are 383,334, 99,792, 30,313, 47,917 and 21,875 for Messrs. Wangberg, Klosterman, Henkel, Milnes and Orlick, respectively. Furthermore, if the benefits to which the executive is entitled pursuant to the severance provisions or otherwise give rise to an excise tax as a result of the application of Section 4999 of the Code, the Company must pay the executive an amount sufficient to put the executive in the same after-tax position that such executive would have been in had such executive not been required to pay the excise tax.

         In connection with the existing employment agreements of Messrs. Wangberg and Klosterman and pursuant to two separate letter agreements entered into at the request of the Company and dated as of December 23, 1996, by and among the Company and Mr. Wangberg and Mr. Klosterman, Messrs. Wangberg and Klosterman have agreed to accept from the Company in 1996 certain lump sum cash payments (the "Accelerated Payments") to which they are entitled under their respective prior employment agreements. Messrs. Wangberg and Klosterman received Accelerated Payments of $100,000 and $350,000, respectively, and the amount of such Accelerated Payments will be deducted from the lump sum severance payments to which each of Messrs. Wangberg and Klosterman are entitled upon the closing of the Merger. In the event the Merger is not consummated after such payments have been made, each of Messrs. Wangberg and Klosterman, as the case may be, have agreed to use reasonable efforts in seeking any available refund or reduction in tax liability relating to the Accelerated Payments. In the event that Mr. Wangberg or Mr. Klosterman, as the case may be, receives a refund or realizes a reduction to his tax liability with respect to the Accelerated Payments, Mr. Wangberg or Mr. Klosterman shall reimburse the Company in the amount of such refund or reduction in tax liability. Whether or not the Merger is consummated, in the event Mr. Wangberg or Mr. Klosterman, as the case may be, becomes liable for any taxes as a result of the Accelerated Payments being paid that would not have been payable had such payments been made immediately after consummation of the Merger, or as a result of any payment made by Mr. Wangberg or Mr. Klosterman, as the case may be, to the Company pursuant to the letter agreement, the Company will indemnify Mr. Wangberg or Mr. Klosterman, as the case may be, on an after-tax basis so as to make such executive whole with respect to any tax liability.

         On December 23, 1996, in connection with the Merger, the Company entered into new employment agreements with each of Larry W. Wangberg, Martin W. Henkel, Brian L. Klosterman, Kenneth A. Milnes, and Jonathan B. Orlick (the "Executive Employment Agreements"). Each Executive Employment Agreement will become effective only upon the consummation of the Merger (the "Effective Time") and the Executive Employment Agreements provide for the employment of such persons for a period (the "Employment Period") of one year for Mr. Milnes, two years for Messrs. Wangberg and Orlick, three years for Mr. Klosterman and six months for Mr. Henkel. The Executive Employment Agreements acknowledge the Company's obligations to make lump sum severance payments pursuant to the terms of each Executive's prior employment agreement upon the closing of the Merger.

         Termination Provisions. Each of the Executive Employment Agreements provides that the Employment Period shall terminate automatically upon the death of the executive or for disability if, in the sole opinion of the Company 's Board and subject to certain conditions, the Employee is prevented from properly performing his duties by reason of any physical or mental incapacity. If the Employee is terminated for disability, the Company shall be required to pay the Employee's annual salary (or monthly salary, in the case of Mr. Henkel) up through the last day of the month in which the Company's Board determines that the Employee is disabled. In the event of the death of the Employee, the Company shall pay to the executive's beneficiaries or estate the portion of the Employee's annual salary (or monthly salary, in the case of Mr. Henkel) payable by the Company through the end of the month in which death occurs. In addition, the Company may terminate the Employee's employment with or without Cause (as defined below). In the event that the termination is with Cause, the Company shall have no liability to Employee. If termination is without Cause, the Company shall pay a lump sum payment upon such termination of an amount equal to the remaining annual salary through the Employment Period, and thereafter, all obligations of the Company shall terminate; provided, however, in the cases of Messrs. Klosterman, Milnes and Orlick, the Company shall pay Mr. Klosterman, Mr. Orlick, or Mr. Milnes, as the case may be, an amount equal to the lesser of (x) such Employee's annual salary and (y) the remaining annual salary through the applicable Employment Period. In addition, the Klosterman Employment Agreement provides that upon termination of Mr. Klosterman's employment, Mr. Klosterman shall be entitled to receive a portion of the bonus to which he is entitled, on the date it would otherwise be payable, proportional to the period which Mr. Klosterman was employed compared to the period for which the bonus is paid. Under the Executive Employment Agreements, termination shall be for "Cause" if: (i) the Employee has engaged in illegal or other wrongful conduct substantially detrimental to the business or reputation of the Company or any affiliated company, or is charged with or convicted of a felony; (ii) the executive refuses or fails to act in accordance with any reasonable direction or order of the Company's Board; provided that the Company Board has given executive written notice of such refusal or failure and Employee fails to comply with such direction or order within thirty days after the date of such notice; or (iii) the Employee has engaged in any fraud, embezzlement, misappropriation or similar conduct against the Company.

         Noncompetition Provisions. Each of the Executive Employment Agreements provides that during the Employment Period the Employee will not (i) accept any other employment or (ii) engage in any other business activity that is competitive with, or places him in a competing position to that of, the Company or any affiliated company. In addition, subject to certain conditions, for a period of one year after the termination of the Employment Period, the Employee will not for himself or any third party, directly or indirectly, (i) divert or attempt to divert from the Company or any affiliated company any business of any kind in which it is engaged, including without limitation, the solicitation of or interference with any of its suppliers or customers; (ii) employ, solicit for employment, or recommend for employment and person employed by the Company, during the period of such person's employment by the Company and for one year thereafter; or (iii) engage in any business activity that is competitive with the Company; provided that in no event shall the executive engage in such competitive activities during the period which he continues to receive payments pursuant to the termination provisions of the applicable Executive Employment Agreement. For the purposes of the Executive Employment Agreements, "competitive activities" is defined as business activities that are directly competitive with any existing or presently planned business of the Company on the date of termination, which activity constitutes or is anticipated to constitute more than 15% of the revenues of the Company.

         Wangberg Employment Agreement. Mr. Wangberg's December 23, 1996 employment agreement ("Wangberg Employment Agreement") provides that the Company will employ Mr. Wangberg on a part time basis for the Employment Period commencing at the Effective Time and ending the earlier of (i) two years following the date of the Effective Time (the "Term Date") and (ii) the date of termination otherwise in accordance with the terms of the Wangberg Employment Agreement. The scope of Mr. Wangberg's employment will be determined by the Company's Board and Mr. Wangberg has agreed to devote to the Company a total of four normal work days per month throughout the period of the agreement. Mr. Wangberg's employment will be automatically renewed for an additional one year period on the Term Date and on each anniversary thereof unless either party gives written notice to the other party that the employment is to be terminated. Mr. Wangberg's annual salary under the Wangberg Employment Agreement shall be $120,000 a year. In addition, Mr. Wangberg shall be eligible for benefits made available generally to other employees of the company.

         Klosterman Employment Agreement. Mr. Klosterman's December 23, 1996 employment agreement ("Klosterman Employment Agreement") provides that the Company will employ Mr. Klosterman as President commencing at the Effective Time and ending the earlier of (i) three years following the date of the Effective Time (the "Term Date") and (ii) the date of termination otherwise in accordance with the terms of the Klosterman Employment Agreement. Mr. Klosterman's employment will be automatically renewed for an additional one year period on the Term Date and on each anniversary thereof unless either party gives written notice to the other party that the employment is to be terminated. Mr. Klosterman's annual salary under the Klosterman Employment Agreement shall be $240,000 a year. In addition Mr. Klosterman shall be eligible to receive, in the discretion of the Company's Board, an annual performance bonus (or other special bonuses), in such amounts as determined by the Company's

Board in its sole and absolute discretion, but not less than 50% of Mr. Klosterman's current base salary. Mr. Klosterman will also be eligible for benefits made available generally to other employees of the Company. Upon the Effective Time, the Company will grant to Mr. Klosterman a nonqualified stock option under Gemstar's 1994 Stock Incentive Plan to purchase 100,000 shares of Gemstar Ordinary Shares at a price per share equal to the fair market value of Gemstar Ordinary Shares at the Effective Time. Such option shall become fully exercisable upon a Change of Control, which shall be deemed to have occurred if
(i) there shall be consummated (x) any consolidation or merger of Gemstar in which Gemstar is not the continuing or surviving corporation or pursuant to which shares of Gemstar's Ordinary Shares would be converted into cash, securities or other property, other than a merger of Gemstar in which the holders of Gemstar's Ordinary Shares immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, (y) any reverse merger in which Gemstar is the continuing or surviving corporation but in which securities possessing more than 51% if the total combined voting power of Gemstar's outstanding securities are transferred to a person or persons different from those who hold such securities immediately prior to the merger, or (z) any sale, lease, exchange or other transfer (in one transaction or series of related transactions) or all, or substantially all, of the assets of Gemstar or (ii) the members of Gemstar approve a plan or proposal for the liquidation or dissolution of Gemstar.

         Henkel Employment Agreement. Mr. Henkel's December 23, 1996 employment agreement ("Henkel Employment Agreement") provides that the Company will employ Mr. Henkel commencing at the Effective Time and ending the earlier of (i) six months following the date of the Effective Time (the "Term Date") and (ii) the date of termination otherwise in accordance with the terms of the Henkel Employment Agreement. Mr. Henkel's employment will be automatically renewed for an additional six-month period on the Term Date and on each anniversary thereof unless either party gives notice to the other party that the employment is to be terminated. The scope of Mr. Henkel's employment will be determined by the Company's Board and Mr. Henkel has agreed to devote to the Company a total of ten normal work days per month throughout the period of the agreement. During the Employment Period and commencing immediately upon the Effective Time, Mr. Henkel shall be entitled to a paid sabbatical of two months duration pursuant to the terms of the Company's Sabbatical Program at full salary (based on Mr. Henkel's salary then in effect on the Effective Date of the merger). Following the sabbatical, Mr. Henkel shall be paid a monthly salary of $10,000. In addition, Mr. Henkel shall be eligible for benefits made available generally to other employees of the Company.

         Milnes Employment Agreement. Mr. Milnes' December 23, 1996 employment agreement ("Milnes Employment Agreement") provides that the Company will employ Mr. Milnes commencing at the Effective Time and ending the earlier of (i) one year following the date of the Effective Time (the "Term Date") and (ii) the date of termination otherwise in accordance with the terms of the Milnes Employment Agreement. The scope of Mr. Milnes' employment will be determined by the Company's Board. Mr. Milnes' employment will be automatically renewed for an additional one year period on the Term Date and on each anniversary thereof unless either party gives notice to the other party that the employment is to be terminated at least 90 days prior to the Term Date. Mr. Milnes' annual salary under the Milnes Employment Agreement shall be $190,000 a year. In addition, Mr. Milnes shall be eligible for benefits made available generally to other employees of the Company. Upon the Effective Time, the Company shall grant to the executive a nonqualified stock option under Gemstar's 1994 Stock Incentive Plan to purchase 30,000 shares of Gemstar Ordinary Shares at a price per share equal to the fair market value of the Gemstar Ordinary Shares at the Effective Time. Mr. Milnes will also be eligible to receive, in the sole and absolute discretion of the Company's Board, an annual bonus in such amount as determined by the Company's Board.

         Orlick Employment Agreement. Mr. Orlick's December 23, 1996 employment agreement ("Orlick Employment Agreement") provides that the Company will employ Mr. Orlick commencing at the Effective Time and ending the earlier of (i) two years following the date of the Effective Time (the "Term Date") and (ii) the date of termination otherwise in accordance with the terms of the Orlick Employment Agreement. The scope of Mr. Orlick's employment will be determined by the Company's Board. Mr. Orlick's employment will be automatically renewed for an additional one year period on the Term Date and on each anniversary thereof unless either party gives notice to the other party that the employment is to be terminated at least 90 days prior to the Term Date. Mr. Orlick's annual salary under the Orlick Employment Agreement shall be $180,000 a year. In addition, Mr. Orlick shall receive an automobile allowance of $750 per month and shall be eligible for benefits made available generally to other employees of the Company. Upon the Effective Time, the Company shall grant to the executive a nonqualified stock option under Gemstar's 1994 Stock Incentive Plan to purchase 30,000 shares of Gemstar Ordinary Shares at a price per share equal to the fair market value of the Gemstar Ordinary Shares at the Effective Time. Mr. Orlick will also be eligible to receive, in the sole and absolute discretion of the Company's Board, an annual bonus in such amount as determined by the Company's Board.

Compensation of Directors

         Each non-employee director of the Company receives a fee of $5,000 per calendar year, $1,000 for each meeting attended, and $500 for each telephonic meeting of the Company's Board of Directors. Additionally, each non-employee director receives a fee of $500 for each committee meeting of the Company's Board of Directors attended. Fees are only paid to those non-employee directors who can accept such compensation on their own behalf rather than on behalf of their respective corporations. During the last fiscal year, Messrs. John F.
Doyle and James E. Meyer received such compensation. Directors are also reimbursed for certain expenses in connection with attendance at board and committee meetings.

         The Company's 1989 Stock Incentive Program provides for the non-discretionary automatic grant of an option to purchase 10,000 shares of Common Stock to each non-employee director of the Company on the date of each Annual Meeting of Shareholders. Each new director who becomes a director within six months after an Annual Meeting of Shareholders is automatically granted an option to purchase 10,000 shares upon the date on which such person first becomes a director. Options granted to directors have an exercise price equal to the fair market value as of the date of grant and vest at a rate of 1/12th per calendar month following the date of grant during the period the optionee remains a director of the Company. On May 16, 1996, each of the non-employee directors, Messrs. Jack C. Clifford, Ajit M. Dalvi, Donn M. Davis, Thomas E. Dooley, John F. Doyle, John W. Goddard, Edward D. Horowitz, James E. Meyer and Jacques Thibon was granted an option to purchase 10,000 shares of the Company's Common Stock at an exercise price of $6.75 per share.

         The Company has an agreement dated December 1, 1993 with Mr. Doyle to provide marketing support, consultation and market research to the Company. Under the terms of the agreement, Mr. Doyle is required to provide the Company with not less than an average of 48 hours per month and reports to the Chief Executive Officer of the Company on the progress of such consulting arrangement on a monthly basis. Pursuant to the agreement, Mr. Doyle is paid a monthly consulting fee of $7,490 for the period beginning December 1, 1993 and ending December 1, 1998, subject to adjustments every twelfth month during such period based on the consumer price index plus 2%. Pursuant to the agreement, Mr. Doyle received consulting fees in the amount of $98,904 during 1996. In addition, the Company reimburses Mr. Doyle for all pre-approved out-of-pocket expenses and travel expenses incurred during the term of the agreement. The terms of the consulting agreement continue for the period described above unless terminated earlier upon: (i) good faith determination by the Company of the failure of Mr. Doyle to perform his services under the agreement, (ii) death or disability of Mr. Doyle, and (iii) with 30 days' prior notice. As part of the consulting arrangement, Mr. Doyle has entered into an agreement with the Company not to disclose to any third parties information obtained by him concerning inventions, trademarks and confidential information of the Company.

         Pursuant to an employment agreement dated December 1, 1994, Mr. Michael
W. Faber was paid a monthly base salary of $32,910 until his date of retirement from the Company's Board of Directors on April 18, 1996. As a result of his voluntary termination after ten years of service to the Company and pursuant to the agreement, Mr. Faber received a lump-sum cash payment of approximately $571,123 in 1996 and up to 16 months of Company-paid group health and life insurance coverage. Pursuant to the employment agreement, Mr. Faber agreed that for a period of 12 months after his voluntary termination, he will not own, control or manage or become affiliated with or permit his name to be used in connection with any business or enterprise that is or expects to become directly competitive with any business conducted by the Company.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee consists of directors Davis (Chairman), Doyle (Vice Chairman) and Dooley. Mr. Wangberg, who is Chairman of the Board of Directors and Chief Executive Officer of the Company, participates in the discussions and decisions regarding salaries and incentive compensation for all employees and consultants to the Company, except that Mr. Wangberg is excluded from discussions regarding his own salary and incentive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth, as of February 18, 1997, the number and percentage of outstanding StarSight Common Stock owned beneficially by each person known by the Company to own beneficially more than 5% of the outstanding StarSight Common Stock by each director and by each Named Executive Officer of the Company and by the executive officers and directors as a group.

                                                   Common Stock     Approximate
       Five Percent Shareholders, Directors        Beneficially     Percentage
         and Certain Executive Officers               Owned          Owned (1)
         ------------------------------               -----          ---------

 Viacom International Inc. (2)                       5,684,158          22.2%
   1515 Broadway
   New York, NY 10036
 THOMSON multimedia S.A.(3)                          5,333,333          19.3
   9 Place des Vosges
   92050 Paris la Defense
   Cedex, France
 Gemstar International Group Limited (4)             5,276,034          17.1
   125 North Los Robles Avenue, Suite 800
   Pasadena, California  91101
 Cox Communications, Inc.(5)                         2,166,647           8.5
   1400 Lake Hearn Drive, N.E.
   Atlanta, GA 30319
 Massachusetts Financial Services Company(6)         1,382,000           5.4
   500 Boyleston Street, 15th Floor
   Boston, MA  02116
 Tribune Company(7)                                  1,122,518           4.4
   435 No. Michigan Avenue
   Chicago, IL 60611
 The Providence Journal Company(8)                     791,897           3.1
   75 Fountain Street
   Providence, RI 02902
 Thomas E. Dooley(9)                                 5,710,557          22.2
 James E. Meyer(10)                                  5,342,499          19.3
 Jacques Thibon(11)                                  5,342,499          19.3
 Ajit M. Dalvi(12)                                   2,205,813           8.6
 Donn M. Davis(13)                                   1,131,684           4.4
 Larry W. Wangberg(14)                                 433,333           1.7
 Martin W. Henkel(15)                                  214,048            *
 John F. Doyle(16)                                     139,164            *
 Brian L. Klosterman(17)                               123,562            *
 Jack C. Clifford(18)                                   39,166            *
 John W. Goddard(19)                                    36,501            *
 Kenneth A. Milnes(20)                                  29,916            *
 Edward D. Horowitz(21)                                 10,467            *
 Jonathan B. Orlick(22)                                  8,750            *
 All directors and executive officers
  as a group (14 persons)(23)                       20,748,793          72.8

*  Less than one percent

(1) Applicable percentage of ownership is based on 25,612,585 shares of the Company's Common Stock outstanding as of February 18, 1997, together with applicable options or warrants for such shareholder. Beneficial ownership is determined in accordance with the rules of the Commission and includes voting and investment power with respect to shares. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days after February 18, 1997 are deemed outstanding for computing the percentage ownership of the person or entity holding such options or warrants but are not deemed outstanding for computing the percentage of any other person.

(2) Reflects ownership as reported on Schedule 13D/A dated February 7, 1997 filed with the Commission by Viacom International, Inc. ("Viacom"). Includes (i) 4,475,814 shares of the Company's Common Stock held by Viacom, a wholly-owned subsidiary of Viacom, Inc., a company whose controlling shareholder is National Amusements Inc. ("NAI"); (ii) 1,124,176 shares of the Company's Common Stock held by Virgin Interactive Entertainment Inc., an affiliate of Viacom; and (iii) 97,498 shares of the Company's Common Stock issuable pursuant to options exercisable within 60 days after February 18, 1997 held by current or former employees of Viacom held for Viacom's benefit. Excludes (i) 36,500 shares of the Company's Common Stock held by Sumner
         M. Redstone, the controlling shareholder of NAI; and (ii) 3,334 shares of the Company's Common Stock issuable pursuant to options exercisable within 60 days after February 18, 1997 held by a former Viacom employee solely for such employee's benefit, as discussed in note (19) below.

(3) Reflects ownership as reported by THOMSON multimedia S.A. on a Schedule 13D filed with the Commission on March 8, 1996. Includes 2,000,000 shares of the Company's Common Stock subject to currently exercisable Warrants held by THOMSON. Excludes 18,332 shares issuable pursuant to options to acquire the Company's Common Stock held by Messrs. Meyer and Thibon exercisable within 60 day of February 18, 1997.

(4) Reflects ownership of an option to purchase 5,276,034 shares of the Company Stock Option as reported on Schedule 13D dated January 2, 1997 filed with the Commission by Gemstar. Represents Gemstar's beneficial ownership interest of the Company Stock Option which is exercisable within 60 days of February 18, 1997 pursuant to the Company Stock Option Agreement between the Company and Gemstar dated December 23, 1996. Gemstar may only exercise the Company Stock Option at any time after the termination of the Merger Agreement under certain circumstances.

(5) Reflects ownership as reported on (i) Schedule 13 D/A dated January 28, 1997 filed with the Commission by Cox Communications, Inc. ("CCI"),
         (ii) Schedule 13D/A dated January 28, 1997 filed with the Commission by Barbara Cox Anthony, and (iii) Schedule 13D/A dated January 28, 1997 filed with the Commission by Anne Cox Chambers. CCI, Cox Communications Holdings, Inc., Cox Holdings, Inc., and Cox Enterprises, Inc.
         (collectively the "Cox Corporations") are controlled by Anne Cox Chambers and Barbara Cox Anthony. The Cox Corporations and Mses.
         Chambers and Anthony may be deemed to have the power to vote and dispose of the 2,166,647 shares of the Company's Common Stock held by CCI. Excludes 39,166 shares of the Company's Common Stock issuable pursuant to options to acquire the Company's Common Stock held by Ajit M. Dalvi, an executive officer of CCI, exercisable within 60 days of February 18, 1997.

(6) Reflects ownership as reported on Schedule 13G dated February 11, 1997 filed with the Commission by Massachusetts Financial Services Company ("MFSC"). Such Schedule 13G indicates that MFSC has sole despositive power and sole voting power with respect to 1,382,000.

(7) Reflects ownership as reported on Schedule 13D dated February 21, 1996 filed with the Commission by Tribune Company ("Tribune"). Such Schedule 13D indicates that Tribune has sole despositive power and sole voting power with respect to 1,122,518 of such shares. Excludes 9,166 shares issuable pursuant to options to acquire the Company's Common Stock held by Mr. Davis exercisable within 60 days of February 18, 1997.

(8) Effective February 19, 1997, The Providence Journal Company was purchased by A.M. Belo Corporation ("A.H. Belo"). The Providence Journal Company will remain a wholly-owned subsidiary of A.H. Belo. Excludes 39,166 shares of the Company's Common Stock issuable pursuant to stock options held by Jack C. Clifford, a former executive officer of The Providence Journal Company, exercisable within 60 days after February 18, 1997.

(9) Includes 5,684,158 shares of the Company's Common Stock held and beneficially owned by Viacom or over which Viacom has voting power to which Mr. Dooley disclaims beneficial ownership and 19,166 shares subject to stock options held by Mr. Dooley for the benefit of Viacom exercisable within 60 days after February 18, 1997.

(10) Includes 5,333,333 shares of the Company's Common Stock held and beneficially owned by THOMSON to which Mr. Meyer disclaims beneficial ownership. Includes 9,166 shares of StarSight Common Stock issuable pursuant to stock options held by Mr. Meyer exercisable within 60 days after February 18, 1997.

(11) Includes 5,333,333 shares of the Company's Common Stock held and beneficially owned by THOMSON to which Mr. Thibon disclaims beneficial ownership. Includes 9,166 shares of the Company's Common Stock issuable pursuant to stock options held by Mr. Thibon exercisable within 60 days after February 18, 1997.

(12) Includes 2,166,647 shares of the Company's Common Stock held and beneficially owned by CCI to which Mr. Dalvi disclaims beneficial ownership. Represents 39,166 shares of the Company's Common Stock issuable pursuant to stock options held by Mr. Dalvi exercisable within 60 days after February 18, 1997.

(13) Includes 1,122,518 shares of the Company's Common Stock held and beneficially owned by Tribune Company to which Mr. Davis disclaims beneficial ownership. Represents 9,166 shares of the Company's Common Stock issuable pursuant to stock options held by Mr. Davis exercisable within 60 days after February 18, 1997.

(14) Includes 433,333 shares of the Company's Common Stock issuable pursuant to stock options held by Mr. Wangberg exercisable within 60 days after February 18, 1997.

(15) Includes 187,069 shares of the Company's Common Stock held by the Henkel Family Trust TRUA December 24, 1992 over which Mr. Henkel has voting and investment power. Also includes 26,979 shares of StarSight Common Stock issuable pursuant to stock options held by Mr. Henkel exercisable within 60 days after February 18, 1997.

(16) Includes 83,166 shares of the Company's Common Stock issuable pursuant to stock options held by Mr. Doyle exercisable within 60 days after February 18, 1997.

(17) Includes 122,292 shares of the Company's Common Stock issuable pursuant to stock options held by Mr. Klosterman exercisable within 60 days after February 18, 1997.

(18) Excludes 791,897 shares of the Company's Common Stock held and beneficially owned by Providence Journal, to which Mr. Clifford disclaims beneficial ownership. As of February 28, 1997, Mr. Clifford resigned his position with The Providence Journal Company. Represents 39,166 shares of the Company's Common Stock issuable pursuant to stock options held by Mr. Clifford exercisable within 60 days after February 18, 1997.

(19) Includes 4,559,982 shares of the Company's Common Stock held and beneficially owned by Viacom or over which Viacom has voting power to which Mr. Goddard disclaims beneficial ownership and 25,833 shares subject to stock options held by Mr. Goddard for the benefit of Viacom. Includes 3,334 shares of the Company's Common Stock issuable pursuant to Stock Options held by Mr. Goddard exercisable within 60 days after February 18, 1997.

(20) Includes 21,666 shares of the Company's Common Stock issuable pursuant to stock options held by Mr. Milnes exercisable within 60 days after February 18, 1997.

(21) Excludes 4,559,982 shares of the Company's Common Stock held and beneficially owned by Viacom or over which Viacom has voting power to which Mr. Horowitz disclaims beneficial ownership and 52,499 shares subject to stock options held by Mr. Horowitz for the benefit of Viacom exercisable within 60 days after February 18, 1997.

(22) Includes 8,750 shares of the Company's Common Stock issuable pursuant to stock options held by Mr. Orlick exercisable within 60 days after February 18, 1997.

(23) Includes 851,603 shares of the Company's Common Stock issuable pursuant to options granted to executive officers and directors of StarSight exercisable within 60 days after February 18, 1997.

         Changes in Control

         On December 23, 1996, the Company and Gemstar agreed to merge pursuant to and subject to the terms and conditions of an Agreement and Plan of Merger between the Company, Gemstar, and G/S Acquisition Subsidiary ("Sub") dated as of December 23, 1996 (the "Merger Agreement"). Upon the closing of the proposed merger, Sub will merge with and into the Company, the outstanding common stock of Sub will become the outstanding common stock of the Company, and the Company will survive as a wholly owned subsidiary of Gemstar (the "Merger").

                  The Merger

         In connection with the Merger, (i) each share of the Company's Common Stock issued and outstanding as of the time the Merger becomes effective, which will occur upon the filing of a merger agreement and any other required documentation with the California Secretary of State (the "Effective Time"), will be converted into 0.6062 share (the "Exchange Ratio") of Gemstar Ordinary Shares; (ii) each stock option to purchase shares of the Company's Common Stock (the "Stock Options") outstanding immediately prior to the Effective Time under the Company's 1989 Stock Incentive Program (the "Stock Option Plan") which has not been exercised in accordance with its terms, will be assumed by Gemstar; and
(iii) each stock purchase warrant issued by the Company to purchase shares of the Company's Common Stock will in accordance with its terms, be adjusted to become exercisable for, or exchangeable for a new warrant on substantially the same terms.

         In connection with the Merger, the Company and Gemstar will each hold a special meeting of the holders of each entity's shares. At the Gemstar special meeting, the holders of Gemstar Ordinary Shares will be asked to approve the issuance of Ordinary Shares to the holders of the Company's Common Stock in connection with the Merger, and at the StarSight special meeting the holders of StarSight Common Stock will be asked to approve and adopt the Merger Agreement.

                 Related Agreements

         Employment Agreements. The Company has entered into employment agreements, each dated December 23, 1996, with Larry W. Wangberg, Brian L. Klosterman, Martin W. Henkel, Kenneth A. Milnes and Jonathan Orlick, and the following other employees of the Company: William Scharninghausen, Robert Russman, Daniel Donnelly and Michael Hopkins. Pursuant to said employment agreements, Messrs. Wangberg, Klosterman, Scharninghausen, Milnes, Orlick, Russman, Donnelly and Hopkins will be paid annual base salaries of $120,000, $240,000, $123,833, $190,000, $180,000, $150,960, $145,000 and $123,000,
respectively. Mr. Henkel will be paid $60,000, representing a $10,000 per month base salary for six months. All such employment agreements become effective at the Effective Time of the Merger and provide for the employment of such persons for a period ("Employment Period") of one year for Messrs. Scharninghausen, Milnes, Russman, Hopkins and Donnelly, two years for Messrs. Wangberg and Orlick, three years for Mr. Klosterman and six months for Mr. Henkel, unless, in each case, the employment agreement is otherwise terminated in accordance with its terms. For additional information regarding the employment agreements entered into with the Named Executive Officers, see "Item 11, EXECUTIVE COMPENSATION -- Effect of Gemstar Merger on Employment Agreements."

          StarSight Significant Shareholder Agreement. In connection with the Merger Agreement, certain significant shareholders of the Company (THOMSON multimedia S.A., Viacom International Inc. (formerly PVI Transmission, Inc.), Tribune Company, Virgin Interactive, Inc. (formerly Spelling Entertainment, Inc.), Cox Communications, Inc., and The Providence Journal Company
(collectively, the "StarSight Significant Shareholders")) entered into the Company Significant Shareholder Agreement, dated as of December 23, 1996 (the "Company Significant Shareholder Agreement"), with the Company and Gemstar pursuant to which the StarSight Significant Shareholders agreed to vote or cause to be voted all shares of capital stock of the Company owned of record, beneficially owned, held in any capacity by, or under control of, any such StarSight Significant Shareholder in favor of the Merger Agreement and the Merger and other transactions provided for or contemplated by the Merger Agreement and against any inconsistent proposals or transactions. As of the date of the StarSight Significant Shareholder Agreement, the StarSight Significant Shareholders own or have an interest in approximately 13,014,060 shares of the Company's Common Stock, representing approximately 51.0% of the outstanding Common Stock of the Company. In addition, the Company Significant Shareholder Agreement provides that during the period from the date of the Merger Agreement and continuing to the earlier of its termination or the Effective Time, the StarSight Significant Shareholders shall not, and shall not agree to, transfer, pledge or otherwise dispose of any of such shares or interests therein without the express written consent of Gemstar. The Company Significant Shareholder Agreement terminates on June 30, 1997 unless the Merger Agreement is terminated earlier or extended, in which case, the Company Significant Shareholder Agreement will terminate on the same date as the Merger Agreement.

         Gemstar Significant Shareholder Agreement. In connection with the Merger Agreement, certain significant shareholders of Gemstar (collectively, the "Gemstar Significant Shareholders") entered into the Parent Significant Shareholder Agreement, dated as of December 23, 1996 (the "Parent Significant Shareholder Agreement"), with the Company and Gemstar pursuant to which the Gemstar Significant Shareholders agreed to vote or cause to be voted all shares of Gemstar Ordinary Shares owned of record, beneficially owned, held in any capacity by, or under control of, any such Gemstar Significant

Shareholder in favor of the Merger Agreement and the Merger and other transactions provided for or contemplated by the Merger Agreement and against any inconsistent proposals or transactions. As of the date of the Parent Significant Shareholder Agreement, the Gemstar Significant Shareholders own or have an interest in approximately 16,761,722 shares of Gemstar Ordinary Shares, representing approximately 53.6% of the outstanding Gemstar Ordinary Shares. In addition, the Parent Significant Shareholder Agreement includes similar limitations and obligations of the parties to those described above in connection with the Company Significant Shareholder Agreement.

         Company Option Agreement. Concurrently with the execution of the Merger Agreement, the Company and Gemstar entered into a Company Option Agreement, dated as of December 23, 1996 (the "Company Option Agreement"), pursuant to which the Company granted Gemstar an irrevocable option to purchase up to 5,276,034 shares of the Company's Common Stock at a purchase price of $10.46 per share (the "Company Stock Option"). The Company Stock Option is exercisable, in whole or in part, at any time and from time to time following the occurrence of a Company Purchase Event (as defined below) and prior to termination of the Company Option Agreement. A "Company Purchase Event" means any termination of the Merger Agreement pursuant to Section 7.1(h), (j) or (l) thereof. The Company Stock Option will terminate and be of no further force and effect upon the earliest to occur of (i) the consummation of the transactions contemplated by the Merger Agreement, (ii) the later to occur of (a) June 23, 1998, (b) the closing date of any Company Takeover Proposal (as such term is defined in the Merger Agreement) plus 30 days, or (iii) the payment by the Company and the receipt by Gemstar of the Company Termination Fee of $15,000,000. Gemstar will receive certain demand and piggyback registration rights in connection with the exercise of the Company Stock Option which rights are effective for up to three years thereafter. In the alternative, should a Company Purchase Event occur, Gemstar or Sub may elect to have the shares acquired in connection with the Company Stock Option repurchased by the Company

         Parent Option Agreement. Concurrently with the execution of the Merger Agreement, the Company and Gemstar entered into a Parent Option Agreement, dated as of December 23, 1996 (the "Parent Option Agreement," together with the Company Option Agreement, the "Stock Option Agreements"), pursuant to which Gemstar granted the Company an irrevocable option to purchase up to 6,341,824 shares of Gemstar Ordinary Shares at a purchase price of $17.25 per share (the "Parent Stock Option"). The Parent Stock Option is exercisable, in whole or in part, at any time and from time to time following the occurrence of a Purchase Event (as defined below) and prior to termination of the Parent Option Agreement. A "Purchase Event" means any termination of the Merger Agreement pursuant to Section 7.1(i), (k) or (m) thereof. The Parent Stock Option will terminate and be of no further force and effect upon the earliest to occur of
(i) the consummation of the transactions  contemplated by the Merger  Agreement,
(ii) the later to occur of (a) June 23, 1998, (b) the closing date of any Parent Takeover Proposal (as such term is defined in the Merger Agreement) plus 30 days, or (iii) the payment by Gemstar and the receipt by the Company of the Parent Termination Fee of $15,000,000. The Company will receive certain demand and piggyback registration rights in connection with the exercise of the Parent Stock Option which are effective for up to three years thereafter. In the alternative, should a Purchase Event occur, the Company may elect to have the shares acquired in connection with the Parent Stock Option repurchased by Gemstar.

                  Representations, Warranties and Covenants

         Under the Merger Agreement, Gemstar and the Company made a number of representations regarding their respective capital structures, operations, financial condition and other matters. Each party agreed as to itself and its subsidiaries that, until consummation of the Merger or the earlier termination of the Merger Agreement, it will, among other things, maintain its business, conduct its operations in the ordinary course, provide the other with reasonable access to its financial , operating and other information, and use all reasonable efforts to consummate the Merger.

                  Conditions to the Merger

         In addition to the requirements that the Company's shareholders approve the Merger and Gemstar's shareholders approve the issuance of Ordinary Shares in connection with the Merger, the obligations of Gemstar and the Company to consummate the Merger are subject to the satisfaction of a number of other conditions, including (i) the approval for listing on The Nasdaq National Market of the shares of Gemstar Ordinary Shares issuable to the Company's shareholders and option and warrant holders pursuant to the Merger Agreement; (ii) the absence of any litigation or proceedings brought by a governmental entity which seeks to enjoin or prohibit the consummation of the Merger; (iii) the declaration by the Commission that the Registration Statement on Form F-4 for the Ordinary Shares is effective; (iv) the absence of any stop orders or proceedings initiated or threatened by the Commission for that purpose with respect to the Registration Statement on Form F-4; (v) the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"); and (vi) the receipt of all authorizations, permits, consents, waivers, orders or approvals that may be required by regulatory authorities.

         Each party's obligations under the Merger Agreement will also be conditioned upon the accuracy in every material respect of the representations and warranties made by the other party, and upon the other party's performance or compliance in all material respects with all agreements and covenants required by the Merger Agreement. Each party's obligations are further conditioned upon (i) each of Gemstar and the Company receiving an opinion letter from their respective counsel to the effect that the Merger will be treated for federal income tax purposes as a reorganization qualifying under the provisions of Section 368(a) of the Code; (ii) each of Gemstar and the Company receiving an opinion letter from their respective accounting firms, in form and substance reasonably acceptable to Gemstar and the Company, regarding the appropriateness of "pooling of interests" accounting treatment for the Merger by Gemstar for purposes of its consolidated financial statements under generally accepted accounting principles and applicable Commission rules and regulations; (iii) the absence of certain changes in condition of Gemstar or the Company as the case may be; and (iv) the receipt by Gemstar or the Company, as the case may be, of consents and/or approvals from third parties required in connection with the Merger.

                  Regulatory Approvals and Filings

         Under the HSR Act, and the rules promulgated thereunder by the Federal Trade Commission (the "FTC"), the Merger cannot be consummated until notifications have been given and certain information has been furnished to the FTC and the Antitrust Division of the Department of Justice (the "Antitrust Division") and specific waiting period requirements have been satisfied.

         In connection with the issuance of the Gemstar Ordinary shares to the Company's shareholders, Gemstar will file a Registration Statement on Form F-4 with the Commission pursuant to the Securities Act and provide a Joint Proxy Statement/Prospectus to the holders of its shares pursuant to Section 14 of the Exchange Act and the rules promulgated thereunder. In connection with the StarSight Special Meeting, the Company will file the Joint Proxy/Statement Prospectus with the Commission and provide the Joint Proxy Statement/Prospectus to its shareholders pursuant to Section 14 of the Exchange Act and the rules promulgated thereunder. The Merger cannot be consummated until such time as the Commission has declared effective the Registration Statement on Form F-4 filed by Gemstar.

                  Termination

         The Merger Agreement may be terminated by the mutual written agreement of the parties. The Merger Agreement may also be terminated by either party if
(i) any  governmental  entity enjoins or prohibits  consummation  of the Merger;
(ii) the Merger has not occurred by June 30, 1997, provided that if the Merger shall not have been consummated due to the waiting period under the HSR Act not having expired, or due to an action having been instituted by the Antitrust Division or FTC challenging or seeking to enjoin the consummation of the Merger, then such date shall be extended to August 31, 1997; (iii) any requisite shareholder approval is not obtained; (iv) the other party breaches any representation, warranty, covenant or other agreement set forth in the Merger Agreement; (v) prior to the consummation of the Merger, the Company accepts or recommends to its shareholders a Company Superior Proposal, as that term is defined in Section 4.2(b) of the Merger Agreement; or (vi) prior to the consummation of the Merger, Gemstar accepts or recommends to its shareholders a Parent Superior Proposal, as that term is defined in Section 4.3(b) of the Merger Agreement. The Merger Agreement may be terminated by Gemstar if the Company's Board fails to recommend, withdraws or modifies adversely its recommendation of the Merger or the Company fails to comply with its obligations under Section 5.1 of the Merger Agreement following a Company Takeover Proposal, as that term is defined in Section 4.2(a) of the Merger Agreement. The Merger Agreement may be terminated by the Company if the Gemstar Board fails to recommend or withdraws or modifies adversely its recommendation of the Merger or Gemstar fails to comply with its obligations under Section 5.1 of the Merger Agreement following a Parent Takeover Proposal, as that term is defined in
Section 4.3(a) of the Merger Agreement.

                  Amendment

         The Merger Agreement may be amended prior to the Effective Time by the parties at any time before or after approval by the Company's shareholders, except that, after such approval, no amendment may be made that by law requires the further approval of the shareholders of the Company or Gemstar. The Merger Agreement may not be amended except by an instrument in writing signed on behalf of Gemstar and the Company.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         THOMSON beneficially owned 5,333,333 shares of StarSight Common Stock, representing approximately 19.3% of the outstanding shares of StarSight Common Stock, and Messrs. Meyer and Thibon, Directors of the Company, are the Executive Vice President, Marketing and Sales-Americas of Thomson Consumer Electronics, Inc., a wholly-owned subsidiary of THOMSON, and Vice President, Corporate Business Development for THOMSON, respectively.

         As of December 31, 1996, Viacom owned 5,684,158 shares of StarSight Common Stock, representing approximately 22.2% of the outstanding shares of StarSight Common Stock, and Messrs. Goddard, Horowitz and Dooley, Directors of the Company, are the former President and Chief Executive Officer of the cable division of Viacom, Executive Vice President-Advanced Development of Citicorp, formerly Senior Vice President-Technology at Viacom Inc., and the Deputy Chairman and Executive Vice President-Finance, Corporate Development and Communications of Viacom Inc., respectively.

         As of December 31, 1996, The Providence Journal Company beneficially owned 791,897 shares of StarSight Common Stock, representing approximately 3.1% of the outstanding shares of StarSight Common Stock, and until February 28, 1997, Mr. Clifford, Director of the Company, was the Executive Vice President, Broadcasting and Telecommunications of The Providence Journal Company. Effective February 19, 1997, The Providence Journal Company was purchased by A.H. Belo Corporation.

         As of December 31, 1996, Tribune Company beneficially owned 1,122,518 shares of the StarSight Common Stock, representing approximately 4.4% of the outstanding shares of StarSight Common Stock, and Mr. Davis, Director of the Company, is the President of Tribune Ventures.

         As of December 31, 1996, CCI beneficially owned 2,166,647 shares of StarSight Common Stock, representing approximately 8.5% of the outstanding shares of StarSight Common Stock, and Mr. Dalvi, Director of the Company, is the Senior Vice President of Marketing and Programming for CCI.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1)   Financial Statements

                  The following  financial  statements are filed as part of this
Report:

                                                                         Page
                                                                         ----
 Index to Financial Statements                                            F-1
 Independent Auditors' Report                                             F-2
 Balance Sheets, December 31, 1996 and 1995                               F-3
 Statements of Operations for the twelve months
  ended December 31, 1996 and 1995,
  six months ended  December 31, 1994,
  and twelve months ended June 30, 1994                                   F-4
 Statements of  Shareholders'  Equity for the
  twelve  months ended  December 31, 1996 and
  1995,  six months ended  December 31, 1994,
  and twelve  months ended June 30, 1994                                  F-5
 Statements of Cash Flows for the
  twelve months ended December 31, 1996 and 1995, six
  months ended December 31, 1994, and twelve
  months ended June 30, 1994                                              F-7
 Notes to Financial Statements                                            F-8


         (a)(2)   Financial Statement Schedules

                  All financial statement schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.


 (a)(3)   Exhibits

         2(13)             Agreement and Plan of Merger dated as of December 23,
                           1996 by and among Registrant,  Gemstar  International
                           Group Limited and G/S Acquisition Subsidiary.
         3.1(1)            Restated  Articles of  Incorporation  of  Registrant.
         3.2(2)            Bylaws of Registrant, as amended.
         4.1(13)           Company  Option  Agreement  dated as of December  23,
                           1996   by  and   between   Registrant   and   Gemstar
                           International Group Limited.
         4.2(13)           Company Significant Shareholder Agreement dated as of
                           December  23,  1996  between  Registrant  and Gemstar
                           International Group Limited, THOMSON multimedia S.A.,
                           PVI  Transmission  Inc.,  Tribune  Company,  Spelling
                           Entertainment, Inc., Cox Communications, Inc. and The
                           Providence Journal Company.
         4.3(14)           Parent Option Agreement dated as of December 23, 1996
                           by and between  Registrant and Gemstar  International
                           Group Limited.
         4.4(14)           Parent Significant  Shareholder Agreement dated as of
                           December 23, 1996 between Gemstar International Group
                           Limited,   the  Registrant,   Dynamic  Core  Holdings
                           Limited, Creative Assets Limited and Henry Yuen.

         10.1(3,12)        1989 Stock Incentive Program,  as amended,  and forms
                           of agreements thereunder.
         10.2(2)           Employee  Stock Purchase Plan and forms of agreements
                           thereunder.
         10.3(2)           Lease  Agreement   between   Registrant  and  Shapell
                           Industries of Northern California dated as of January
                           8, 1992.
         10.4(2)           Form of Indemnification Agreements between Registrant
                           and its officers and directors.
         10.5(2)           Corporate Partnership Agreement dated as of September
                           12, 1991, as amended,  between  Registrant and Viacom
                           International Inc.
         10.6**(2)         Agreement  dated  as of  January  31,  1991,  between
                           Registrant  and  Tribune  Media  Services,  Inc.,  as
                           amended.
         10.7**(2)         Memorandum  of  Understanding   dated  May  28,  1993
                           between    Registrant   and    Mitsubishi    Electric
                           Corporation.
         10.8**(2)         Manufacturing  Agreement  dated  as of June  1,  1991
                           between    Registrant    and    Zenith    Electronics
                           Corporation.
         10.9**(2)         Network Service and Joint Development Agreement dated
                           as  of  October  11,   1989,   as  amended,   between
                           Registrant and National Datacast, Inc.
         10.10**(2)        License  Agreement  dated as of March 5, 1993 between
                           Registrant and TV/COM International.
         10.11**(2)        Terms of  Affiliation  Agreement  dated as of January
                           24, 1993 between Registrant and KBLCOM Incorporated.
         10.12**(2)        License and Technical  Assistance  Agreement dated as
                           of March 1, 1991 between Registrant and Video Control
                           Technology, Inc.
         10.13**(2)        License and Technical  Assistance  Agreement dated as
                           of   October   1,   1992   between   Registrant   and
                           Scientific-Atlanta, Inc.
         10.14**(2)        License and Technical  Assistance  Agreement dated as
                           of October 1, 1992  between  Registrant  and  General
                           Instrument Corp.
         10.15**(2)        License and Technical  Assistance  Agreement dated as
                           of December 1, 1992 between  Registrant  and GoldStar
                           Co., Ltd.
         10.16**(2)        Subscriber  Billing  Service  Agreement  dated  as of
                           December 23, 1992 between  Registrant  and First Data
                           Resources, Inc.
         10.17**(2)        HTVRO  Distribution  Agreement  dated as of April 30,
                           1993  between   Registrant  and  Showtime   Satellite
                           Networks, Inc.
         10.18**(2)        Letter  Agreement  dated as of May 27,  1993  between
                           Registrant and Lifetime Television.
         10.19**(2)        Agreement  dated  as  of  October  30,  1992  between
                           Registrant and TV Data Technologies, Inc.
         10.20(2)          Terms   of   Warrant   Issuance   Agreement   between
                           Registrant and Providence Journal Company.
         10.21(2)          Terms of Warrant  Issuance  Agreement dated as of May
                           18, 1993  between  Registrant  and Times Mirror Cable
                           Television Inc.
         10.22(2)          Manufacturing  Agreement  dated  as of May  28,  1993
                           between Registrant and PCI Limited.
         10.23(2)          Assignment  Agreement dated as of May 9, 1989 between
                           Registrant and Patrick Young.
         10.24(8)          Employment  Agreement between  Registrant and Michael
                           W. Faber dated as of December 1, 1994.
         10.25(8)          Employment  Agreement between  Registrant and John H.
                           Roop dated as of December 1, 1993.

         10.26(2)          Employment   and   Consulting    Agreement    between
                           Registrant  and  Patrick  Young dated as of August 1,
                           1992.
         10.27(2)          Warrants  issued by  Registrant  to Tribune  Company,
                           dated January 22, 1992.
         10.28(2)          Warrants  issued by Registrant to KBL Ventures,  Inc.
                           dated February 3, 1993.
         10.29(2)          Warrants  issued by Registrant to Providence  Journal
                           Company dated May 7, 1993.
         10.30(2)          Warrants  issued by  Registrant to Times Mirror Cable
                           Television dated May 18, 1993.
         10.31(6)          Consulting  Agreement between  Registrant and Willard
                           Block dated December 1, 1993.
         10.32(6)          Consulting  Agreement between  Registrant and John F.
                           Doyle dated December 1, 1993.
         10.33(4)          License and Technical  Assistance  Agreement dated as
                           of November 26, 1993 between  Registrant  and Samsung
                           Electronics Co. Ltd.
         10.34**(2)        Network Service  Agreement dated as of April 30, 1993
                           between Registrant and Viacom International Inc.
         10.35(2)          Terms of Warrant Issuance  Agreement dated as of June
                           18, 1993 between  Registrant and Cox  Communications,
                           Inc.
         10.36**(2)        Terms of Affiliation  Agreement  dated as of June 18,
                           1993 between Registrant and Cox Communications, Inc.
         10.37(2)          Warrants issued by Registrant to Cox  Communications,
                           Inc. dated June 18, 1993.
         10.38(8)          Employment  Agreement between the Registrant and John
                           B. Burns III dated as of December 1, 1993.
         10.39(8)          Employment Agreement between Registrant and Martin W.
                           Henkel dated as of December 1, 1994.
         10.40**(4)        License and Technical  Assistance  Agreement dated as
                           of October 28,  1993  between  Registrant  and Uniden
                           American Corporation.
         10.41**(4)        License and Technical  Assistance  Agreement dated as
                           of November 5, 1993  between  Registrant  and Philips
                           Consumer Electronics Company.
         10.42**(5)        License and Technical  Assistance  Agreement dated as
                           of January 31, 1994 between Registrant and Mitsubishi
                           Electric Corporation.
         10.43**(6)        License and Technical  Assistance  Agreement dated as
                           of  May  12,  1994  between  Registrant  and  THOMSON
                           Consumer Electronics.
         10.44**(7)        License and Technical  Assistance  Agreement dated as
                           of  August  12,  1994  between  Registrant  and  Sony
                           Corporation.
         10.45**(7)        License and Technical  Assistance  Agreement dated as
                           of  September   23,  1994  between   Registrant   and
                           Matsushita Electric Corporation of America.
         10.46(7)          Strategic  Agreement  dated  October 28, 1994 between
                           Registrant and Bell Atlantic Video Services Company.
         10.47**(8)        License and Technical  Assistance  Agreement dated as
                           of December  7, 1994  between  Registrant  and Daewoo
                           Electronics Company, Ltd.
         10.48**(8)        License and Technical  Assistance  Agreement dated as
                           of February  13, 1995  between  Registrant  and Sharp
                           Corporation.
         10.49**(8)        License and Technical  Assistance  Agreement dated as
                           of February 26, 1995 between  Registrant and GoldStar
                           Co., Limited.
         10.50(8)          Network  Service  Agreement  between  Registrant  and
                           Trinity Broadcasting Network dated August 16, 1994.

         10.51(8)          License and Technical  Assistance  Agreement  between
                           Registrant  and NextWave  Communications  Corporation
                           dated March 15, 1995.
         10.52(9)          Employment  Agreement between Registrant and Larry W.
                           Wangberg dated February 2, 1995.
         10.53(9)          Employment  Agreement between  Registrant and John R.
                           Roop dated December 1, 1994.
         10.54**(9)        Service Agreement between Registrant and Viacom Cable
                           dated November 10, 1994.
         10.55**(9)        Agreement  between  Registrant  and Philips  Consumer
                           Electronics Company dated October 27, 1994.
         10.56**(10)       Agreement  between  Registrant  and  Toshiba  America
                           Consumer Products Inc. dated May 23, 1995.
         10.57**(11)       Strategic  Cooperation  Agreement  dated February 21,
                           1996,  between StarSight  Telecast,  Inc. and THOMSON
                           multimedia S.A.
         10.58(11)         Securities  Purchase  Agreement  dated as of February
                           19,  1996  between   THOMSON   multimedia   S.A.  and
                           StarSight Telecast, Inc.
         10.59(11)         StarSight   Telecast,   Inc.  Common  Stock  Purchase
                           Warrant to Purchase  2,000,000 Plus a Variable Amount
                           of  Shares  of  Common  Stock,   granted  to  THOMSON
                           multimedia S.A.
         10.60(11)         Shareholders  Agreement dated February 19, 1996 among
                           THOMSON multimedia S.A.,  StarSight  Telecast,  Inc.,
                           and PVI Transmission, Inc.
         10.61(11)         Right of First Refusal  Agreement  dated February 19,
                           1996  between  StarSight  Telecast,  Inc. and THOMSON
                           multimedia S.A.
         10.62(11)         Amendment No. Two To Corporate Partnership Agreement,
                           dated  November  20, 1995 among  StarSight  Telecast,
                           Inc., Michael W. Faber, Patrick Young, Milbank Wilson
                           Capital  Partners,  and  PVI  Transmission  Inc.  (as
                           successor to Viacom International, Inc.)
         10.63(11)         Amendment   No.   Three  to   Corporate   Partnership
                           Agreement,   dated   February   19,  1996  among  PVI
                           Transmission    Inc.   (as    successor   to   Viacom
                           International, Inc.), StarSight Telecast, Inc., Scott
                           Wilson,  Jeremiah  Milbank,   Michael  W  Faber,  and
                           Patrick Young.
         10.64**           Agreement  dated  as of  December  20,  1996  between
                           Registrant and Microsoft Corporation.
         10.65             Letter  Agreement,  dated December 23, 1996,  between
                           Registrant   and   Larry  W.   Wangberg.
         10.66             Letter  Agreement,  dated December 23, 1996,  between
                           Registrant   and   Brian L. Klosterman.
         10.67             Employment  Agreement  between  Registrant and  Larry
                           W. Wangberg dated as of December 23, 1996.
         10.68             Employment  Agreement  between  Registrant and  Brian
                           L. Klosterman dated as of December 23, 1996.
         10.69             Employment  Agreement  between  Registrant and Martin
                           W. Henkel dated as of December 23, 1996.
         10.70             Employment Agreement between Registrant and   Kenneth
                           A. Milnes dated as of December 23, 1996.
         10.71             Employment    Agreement    between   Registrant   and
                           Jonathan Orlick dated as of December 23, 1996.
         11.1              Computation of net loss per share.
         23.1              Independent Auditors' Consent.
         24.1              Power of Attorney.
         27.1              Financial Data Schedule.

--------------------

** Confidential treatment has been granted or requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1) Incorporated by reference to Item 14 "Exhibits, Financial Statement Schedules and Reports on Form 8-K" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
(2) Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-64138) as declared effective by the Securities and Exchange Commission July 29, 1993.
(3) Incorporated by reference to Item 6 "Exhibits and Reports on Form 8-K" of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993.

(4) Incorporated by reference to Item 6 "Exhibits and Reports on Form 8-K" of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1993.
(5) Incorporated by reference to Item 6 "Exhibits and Reports on Form 8-K" of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994.
(6) Incorporated by reference to Item 14 "Exhibits, Financial Statement Schedules and Reports on Form 8-K" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.
(7) Incorporated by reference to Item 6 "Exhibits and Reports on Form 8-K "of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994.
(8) Incorporated by reference to Item 14 "Exhibits, Financial Statement Schedules and Reports on Form 8-K" of the Company's Transition Report on Form 10-K for the transition period from July 1, 1994 to December 31, 1994.
(9) Incorporated by reference to Item 6 "Exhibits and Reports on Form 8-K" of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995.
(10) Incorporated by reference to Item 6 "Exhibits and Reports on Form 8-K" of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995.
(11) Incorporated by reference to Item 14 "Exhibits, Financial Statements Schedules and Reports on Form 8-K" for the fiscal year ended December 31, 1995.
(12) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-04075) as declared effective by the Commission on May 20, 1996.
(13) Incorporated by reference to Item 7 "Material to be Filed as Exhibit" of Schedule 13D as filed with the Commission on January 2, 1997 by Gemstar International Group Limited (Commission File No. 0-26878).
(14) Incorporated by reference to Item 7 "Material to be Filed as Exhibit" of the Company's Schedule 13D filed with the Commission on January 2, 1997.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1996.

         (c)  Exhibits.  See Item 14(a)(3) above.

         (d)  Financial Statement Schedules.   See Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           STARSIGHT TELECAST, INC.


                                           By:   /s/ Larry W. Wangberg
                                             -----------------------------------
                                                Chairman of the Board and
                                                Chief Executive Officer
Date: March 11, 1997


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Larry W. Wangberg and Martin W. Henkel, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                         Title                       Date
-------------------------   ----------------------------------    --------------



 /s/ Larry W. Wangberg      Chairman of the Board of Directors    March 11, 1997
------------------------    and Chief Executive Officer
    Larry W. Wangberg       (Principal Executive Officer)

 /s/ Brian L. Klosterman    President and Chief Operating         March 11, 1997
------------------------    Officer
  Brian L. Klosterman

 /s/ Martin W. Henkel       Executive Vice President, Chief       March 11, 1997
------------------------    Financial Officer and Director
    Martin W. Henkel

 /s/ Donn M. Davis                                                March 11, 1997
------------------------    Director
    Donn M. Davis

 /s/ James E. Meyer                                               March 11, 1997
------------------------    Director
    James E. Meyer

 /s/ Jack C. Clifford                                             March 11, 1997
------------------------    Director
    Jack C. Clifford

 /s/  Ajit M. Dalvi                                               March 11, 1997
------------------------    Director
     Ajit M. Dalvi

 /s/  John F. Doyle                                               March 11, 1997
------------------------    Director
     John F. Doyle

 /s/ John W. Goddard                                              March 11, 1997
------------------------    Director
    John W. Goddard

 /s/ Edward D. Horowitz                                           March 11, 1997
------------------------    Director
    Edward D. Horowitz

 /s/ Thomas E. Dooley                                             March 11, 1997
------------------------    Director
    Thomas E. Dooley

 /s/ Jacques Thibon                                               March 11, 1997
------------------------    Director
     Jacques Thibon

                                INDEX TO EXHIBITS


Exhibits                                                            Sequentially
                                                                   Numbered Page


2(13)       Agreement and Plan of Merger dated as of December 23,
            1996 by and among Registrant,  Gemstar  International
            Group Limited and G/S Acquisition Subsidiary.
3.1(1)      Restated  Articles of  Incorporation  of  Registrant.
3.2(2)      Bylaws of Registrant, as amended.
4.1(13)     Company  Option  Agreement  dated as of December  23,
            1996   by  and   between   Registrant   and   Gemstar
            International Group Limited.
4.2(13)     Company Significant Shareholder Agreement dated as of
            December  23,  1996  between  Registrant  and Gemstar
            International Group Limited, THOMSON multimedia S.A.,
            PVI  Transmission  Inc.,  Tribune  Company,  Spelling
            Entertainment, Inc., Cox Communications, Inc. and The
            Providence Journal Company.
4.3(14)     Parent Option Agreement dated as of December 23, 1996
            by and between  Registrant and Gemstar  International
            Group Limited
4.4(14)     Parent Significant  Shareholder Agreement dated as of
            December 23, 1996 between Gemstar International Group
            Limited,   the  Registrant,   Dynamic  Core  Holdings
            Limited, Creative Assets Limited and Henry Yuen
10.1(3,12)  1989 Stock Incentive Program,  as amended,  and forms of agreements thereunder.
10.2(2)     Employee  Stock Purchase Plan and forms of agreements
            thereunder.
10.3(2)     Lease  Agreement   between   Registrant  and  Shapell
            Industries of Northern California dated as of January
            8, 1992.
10.4(2)     Form of Indemnification Agreements between Registrant
            and its officers and directors.
10.5(2)     Corporate Partnership Agreement dated as of September
            12, 1991, as amended,  between  Registrant and Viacom
            International Inc.
10.6**(2)   Agreement  dated  as of  January  31,  1991,  between
            Registrant  and  Tribune  Media  Services,  Inc.,  as
            amended.
10.7**(2)   Memorandum  of  Understanding   dated  May  28,  1993
            between    Registrant   and    Mitsubishi    Electric
            Corporation.
10.8**(2)   Manufacturing  Agreement  dated  as of June  1,  1991
            between    Registrant    and    Zenith    Electronics
            Corporation.
10.9**(2)   Network Service and Joint Development Agreement dated
            as  of  October  11,   1989,   as  amended,   between
            Registrant and National Datacast, Inc.
10.10**(2)  License  Agreement  dated as of March 5, 1993 between
            Registrant and TV/COM International.

10.11**(2)  Terms of  Affiliation  Agreement  dated as of January
            24, 1993 between Registrant and KBLCOM Incorporated. 10.12**(2) License and Technical Assistance Agreement dated as of March 1, 1991 between Registrant and Video Control
            Technology, Inc.
10.13**(2)  License and Technical  Assistance  Agreement dated as
            of   October   1,   1992   between   Registrant   and
            Scientific-Atlanta, Inc.
10.14**(2)  License and Technical  Assistance  Agreement dated as of October 1, 1992  between  Registrant  and  General
            Instrument  Corp.
10.15**(2)  License and Technical  Assistance  Agreement dated as of December 1, 1992 between  Registrant  and GoldStar
            Co., Ltd.
10.16**(2)  Subscriber  Billing  Service  Agreement  dated  as of
            December 23, 1992 between  Registrant  and First Data
            Resources, Inc.
10.17**(2)  HTVRO  Distribution  Agreement  dated as of April 30,
            1993  between   Registrant  and  Showtime   Satellite
            Networks, Inc.
10.18**(2)  Letter  Agreement  dated as of May 27,  1993  between
            Registrant and Lifetime Television.
10.19**(2)  Agreement  dated  as  of  October  30,  1992  between
            Registrant and TV Data Technologies, Inc.
10.20(2) Terms of Warrant Issuance Agreement between Registrant and Providence Journal Company.
10.21(2) Terms of Warrant Issuance Agreement dated as of May 18, 1993 between Registrant and Times Mirror Cable Television Inc.
10.22(2) Manufacturing Agreement dated as of May 28, 1993 between Registrant and PCI Limited.
10.23(2) Assignment Agreement dated as of May 9, 1989 between Registrant and Patrick Young.
10.24(8)    Employment  Agreement between  Registrant and Michael
            W. Faber dated as of December 1, 1994.
10.25(8) Employment Agreement between Registrant and John H. Roop dated as of December 1, 1993.
10.26(2) Employment and Consulting Agreement between Registrant and Patrick Young dated as of August 1, 1992.
10.27(2) Warrants issued by Registrant to Tribune Company, dated January 22, 1992.
10.28(2) Warrants issued by Registrant to KBL Ventures, Inc. dated February 3, 1993.
10.29(2) Warrants issued by Registrant to Providence Journal Company dated May 7, 1993.
10.30(2) Warrants issued by Registrant to Times Mirror Cable Television dated May 18, 1993.
10.31(6) Consulting Agreement between Registrant and Willard Block dated December 1, 1993.

10.32(6) Consulting Agreement between Registrant and John F. Doyle dated December 1, 1993.
10.33(4) License and Technical Assistance Agreement dated as of November 26, 1993 between Registrant and Samsung Electronics Co. Ltd.
10.34**(2)  Network Service  Agreement dated as of April 30, 1993 between Registrant and Viacom International Inc. 10.35(2) Terms of Warrant Issuance Agreement dated as of June
            18, 1993 between  Registrant and Cox  Communications,
            Inc.
10.36**(2)  Terms of Affiliation  Agreement  dated as of June 18,
            1993 between Registrant and Cox Communications, Inc. 10.37(2) Warrants issued by Registrant to Cox Communications,
            Inc. dated June 18, 1993.
10.38(8)    Employment  Agreement between the Registrant and John
            B. Burns III dated as of December 1, 1993.
10.39(8) Employment Agreement between Registrant and Martin W. Henkel dated as of December 1, 1994.
10.40**(4)  License and Technical  Assistance  Agreement dated as of October 28, 1993 between Registrant and Uniden American Corporation.
10.41**(4)  License and Technical  Assistance  Agreement dated as of November 5, 1993 between Registrant and Philips Consumer Electronics Company.
10.42**(5)  License and Technical  Assistance  Agreement dated as of January 31, 1994 between Registrant and Mitsubishi Electric Corporation.
10.43**(6)  License and Technical  Assistance  Agreement dated as of  May  12,  1994  between  Registrant  and  THOMSON
            Consumer Electronics.
10.44**(7)  License and Technical  Assistance  Agreement dated as of  August  12,  1994  between  Registrant  and  Sony
            Corporation.
10.45**(7)  License and Technical  Assistance  Agreement dated as of September 23, 1994 between Registrant and Matsushita Electric Corporation of America.
10.46(7) Strategic Agreement dated October 28, 1994 between Registrant and Bell Atlantic Video Services Company.
10.47**(8)  License and Technical  Assistance  Agreement dated as of December 7, 1994 between Registrant and Daewoo Electronics Company, Ltd.
10.48**(8)  License and Technical  Assistance  Agreement dated as of February  13, 1995  between  Registrant  and Sharp
            Corporation.
10.49**(8)  License and Technical  Assistance  Agreement dated as of February 26, 1995 between  Registrant and GoldStar
            Co., Limited.
10.50(8) Network Service Agreement between Registrant and Trinity Broadcasting Network dated August 16, 1994.

10.51(8)    License and Technical  Assistance  Agreement  between
            Registrant  and NextWave  Communications  Corporation
            dated March 15, 1995.
10.52(9)    Employment  Agreement between Registrant and Larry W.
            Wangberg dated February 2, 1995.
10.53(9)    Employment  Agreement between  Registrant and John R.
            Roop  dated  December  1,  1994.
10.54**(9)  Service Agreement between Registrant and Viacom Cable dated November 10, 1994
10.55**(9)  Agreement  between  Registrant  and Philips  Consumer
            Electronics   Company   dated   October   27,   1994.
10.56**(10) Agreement  between  Registrant  and  Toshiba  America
            Consumer   Products   Inc.   dated   May  23,   1995.
10.57**(11) Strategic  Cooperation  Agreement  dated February 21,
            1996  between  StarSight  Telecast,  Inc. and THOMSON
            multimedia S.A.
10.58(11)   Securities  Purchase  Agreement  dated as of February
            19,  1996  between   THOMSON   multimedia   S.A.  and
            StarSight   Telecast,    Inc.
10.59(11)   StarSight   Telecast,   Inc.  Common  Stock  Purchase
            Warrant to Purchase  2,000,000 Plus a Variable Amount
            of  Shares  of  Common  Stock,   granted  to  THOMSON
            multimedia S.A.
10.60(11)   Shareholders  Agreement dated February 19, 1996 among
            THOMSON multimedia S.A.,  StarSight  Telecast,  Inc.,
            and PVI Transmission,  Inc.
10.61(11)   Right of First Refusal  Agreement  dated February 19,
            1996  between  StarSight  Telecast,  Inc. and THOMSON
            multimedia  S.A.
10.62(11)   Amendment No. Two To Corporate Partnership Agreement,
            dated  November  20, 1995 among  StarSight  Telecast,
            Inc., Michael W. Faber, Patrick Young, Milbank Wilson
            Capital  Partners,  and  PVI  Transmission  Inc.  (as
            successor to Viacom International, Inc.).
10.63(11)   Amendment   No.   Three  to   Corporate   Partnership
            Agreement,   dated   February   19,  1996  among  PVI
            Transmission    Inc.   (as    successor   to   Viacom
            International, Inc.), StarSight Telecast, Inc., Scott
            Wilson,  Jeremiah  Milbank,  Michael  W.  Faber,  and
            Patrick Young.
10.64**     Agreement  dated  as of  December  20,  1996  between
            Registrant and Microsoft Corporation
10.65       Letter  Agreement,  dated December 23, 1996,  between
            Registrant and Larry W. Wangberg.
10.66       Letter  Agreement,  dated December 23, 1996,  between
            Registrant and Brian L. Klosterman.
10.67       Employment  Agreement  between  Registrant  and Larry
            W. Wangberg dated as of December 23, 1996.
10.68       Employment  Agreement  between  Registrant  and Brian
            L. Klosterman dated as of December 23, 1996.
10.69       Employment Agreement between Registrant and    Martin
            W. Henkel dated as of December 23, 1996.
10.70       Employment  Agreement  between Registrant and Kenneth
            A. Milnes dated as of December 23, 1996.
10.71       Employment    Agreement   between    Registrant   and
            Jonathan Orlick dated as of December 23, 1996.
11.1        Computation of net loss per share.
23.1        Independent Auditors' Consent.
24.1        Power of Attorney.
27.1        Financial Data Schedule.
------------------
**          Confidential treatment has been granted or requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)         Incorporated by reference to Item 14 "Exhibits,  Financial Statement
            Schedules and Reports on Form 8-K" of the Company's Annual Report on
            Form 10-K for the fiscal year ended June 30, 1993.
(2)         Incorporated by reference to the Registration  Statement on Form S-1
            (File No. 33-64138) as declared effective by the Securities and Exchange Commission July 29, 1993.

(3) Incorporated by reference to Item 6 "Exhibits and Reports on Form 8-K" of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993.
(4) Incorporated by reference to Item 6 "Exhibits and Reports on Form 8-K" of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1993.
(5) Incorporated by reference to Item 6 "Exhibits and Reports on Form 8-K" of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994.
(6) Incorporated by reference to Item 14 "Exhibits, Financial Statement Schedules and Reports on Form 8-K" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.
(7) Incorporated by reference to Item 6 "Exhibits, and Reports on Form 8-K "of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994.
(8) Incorporated by reference to Item 14 "Exhibits, Financial Statement Schedules and Reports on Form 8-K" of the Company's Transition Report on Form 10-K for the transition period from July 1, 1994 to December 31, 1994.
(9) Incorporated by reference to Item 6 "Exhibits and Reports on Form 8-K" of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995.
(10) Incorporated by reference to Item 6 "Exhibits and Reports on Form 8-K" of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995.
(11) Incorporated by reference to Item 14 "Exhibits, Financial Statements Schedules and Reports on Form 8-K" for the fiscal year ended December 31, 1995.
(12) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-04075) as declared effective by the Commission on May 20, 1996.
(13) Incorporated by reference to Item 7 "Material to be Filed as Exhibit" of Schedule 13D as filed with the Commission on January 2, 1997 by Gemstar International Group Limited (Commission File No. 0-26878).
(14) Incorporated by reference to Item 7 "Material to be Filed as Exhibit" of the Company's Schedule 13D filed with the Commission on January 2, 1997.


STARSIGHT TELECAST, INC.

INDEX TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------------------------------------------


                                                                                                             Page

Independent Auditors' Report                                                                                  F-2

Balance Sheets, December 31, 1996 and 1995                                                                    F-3

Statements of Operations for the Twelve Months Ended December 31, 1996 and 1995,
   Six Months Ended December 31, 1994 and Twelve Months Ended June 30, 1994                                   F-4

Statements of Shareholders' Equity for the Twelve Months Ended December 31, 1996 and 1995,
   Six Months Ended December 31, 1994 and Twelve Months Ended June 30, 1994                                   F-5

Statements of Cash Flows for the Twelve Months Ended December 31, 1996 and 1995,
   Six Months Ended December 31, 1994 and Twelve Months Ended June 30, 1994                                   F-7

Notes to Financial Statements                                                                                 F-8


INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
StarSight Telecast, Inc.:

We have audited the accompanying balance sheets of StarSight Telecast, Inc. (the "Company") as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows for the twelve months ended December 31, 1996 and 1995, six months ended December 31, 1994, and twelve months ended June 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the twelve months ended December 31, 1996 and 1995, the six months ended December 31, 1994, and the twelve months ended June 30, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 6 to the financial statements, effective July 1, 1994 the Company changed its method of accounting for legal costs incurred in connection with patent infringement litigation.



DELOITTE & TOUCHE LLP
San Francisco, California
March 7, 1997


STARSIGHT TELECAST, INC.

BALANCE SHEETS, DECEMBER 31, 1996 and 1995
(in thousands, except share data)
------------------------------------------------------------------------------------------------------


ASSETS
                                                                            1996            1995
                                                                        ------------    -------------
CURRENT ASSETS:

Cash and cash equivalents                                                   $25,708           $8,787
Short-term investments available for sale                                     1,989
Accounts receivable                                                           3,047            2,192
Inventories                                                                                      441
Other                                                                           352              410
                                                                        ------------    -------------

Total current assets                                                         31,096           11,830

FURNITURE, FIXTURES AND EQUIPMENT, Net                                        1,074            1,637

PATENTS AND LICENSES, net of accumulated
  amortization of $853 and $595                                               2,861            2,866
                                                                        ------------    -------------

TOTAL ASSETS                                                                $35,031          $16,333
                                                                        ============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                             $1,530           $1,570
Accrued liabilities                                                           2,719            3,068
Deferred revenue                                                             11,170            2,992
License fee payable                                                              74              286
                                                                        ------------    -------------

Total current liabilities                                                    15,493            7,916
                                                                        ------------    -------------

LONG-TERM DEFERRED REVENUE                                                    9,700
                                                                        ------------

LONG-TERM LICENSE FEE PAYABLE                                                                     74
                                                                                        -------------

COMMITMENTS AND CONTINGENCIES (Notes 7 and 12)

SHAREHOLDERS' EQUITY:
Common Stock, no par value: authorized 50,000,000 shares; issued
  and outstanding, 25,556,304 and 21,902,018 shares, respectively           125,972           99,400
  Unearned compensation                                                        (399)            (371)
  Accumulated deficit                                                      (115,735)         (90,686)
                                                                        ------------    -------------

Total shareholders' equity                                                    9,838            8,343
                                                                        ------------    -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $35,031          $16,333
                                                                        ============    =============

See notes to financial statements.


STARSIGHT TELECAST, INC.

STATEMENTS OF OPERATIONS
TWELVE MONTHS ENDED  DECEMBER 31, 1996 AND 1995,  SIX MONTHS ENDED  DECEMBER 31, 1994 AND
TWELVE MONTHS ENDED JUNE 30, 1994 (in  thousands,  except share and per share data)
-----------------------------------------------------------------------------------------------------------------------------------


                                               Twelve Months       Twelve Months       Six Months       Twelve Months
                                                   Ended               Ended              Ended             Ended
                                                December 31,        December 31,       December 31,       June 30,
                                                    1996               1995               1994              1994
                                                ----------         -----------        -----------        -----------
REVENUES:
  License                                          $6,853                $749
  Subscription and other                            1,845               1,164                $70
                                               -----------         -----------        -----------
    Total revenues                                  8,698               1,913                 70
                                               -----------         -----------        -----------

COST OF GOODS SOLD                                  1,544                 676

INVENTORY RESERVES AND WRITE-OFFS                     801               4,931              1,450
                                               -----------         -----------        -----------

GROSS PROFIT (LOSS)                                 6,353              (3,694)            (1,380)
                                               -----------         -----------        -----------

COSTS AND EXPENSES:
  General and administrative                       10,311               9,848              8,302             $8,228
  Litigation costs                                  4,776               2,880              1,644
  Engineering and development                       3,420               3,539              2,128              6,843
  Marketing                                         7,480               6,823              4,325              4,478
  Network services and other expenses               6,127               5,570              3,292              2,682
                                               -----------         -----------        -----------        -----------

    Total costs and expenses                       32,114              28,660             19,691             22,231
                                               -----------         -----------        -----------        -----------

OPERATING LOSS                                    (25,761)            (32,354)           (21,071)           (22,231)
                                               -----------         -----------        -----------        -----------

INTEREST EXPENSE                                      (14)                (33)               (23)               (19)

INTEREST INCOME                                       726                 607                833              1,695
                                               -----------         -----------        -----------        -----------

LOSS BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                            (25,049)            (31,780)           (20,261)           (20,555)

CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                                                       (1,172)
                                               -----------         -----------        -----------        -----------

NET LOSS                                         $(25,049)           $(31,780)          $(21,433)          $(20,555)
                                               ===========         ===========        ===========        ===========

LOSS PER COMMON SHARE:

LOSS BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                             $(1.01)             $(1.50)            $(0.97)            $(1.08)

CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                                                        (0.06)
                                               -----------         -----------        -----------        -----------

NET LOSS                                           $(1.01)             $(1.50)            $(1.03)            $(1.08)
                                               ===========         ===========        ===========        ===========

NUMBER OF SHARES USED FOR
  CALCULATION OF NET LOSS
  PER COMMON SHARE                             24,783,159          21,163,768         20,799,445         19,082,759
                                               ===========         ===========        ===========        ===========

See notes to financial statements.


STARSIGHT TELECAST, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY
TWELVE MONTHS ENDED  DECEMBER 31, 1996 AND 1995,  SIX MONTHS ENDED  DECEMBER 31, 1994 AND
TWELVE MONTHS ENDED JUNE 30, 1994 (in thousands, except share data)
------------------------------------------------------------------------------------------------------------------------------------

                                                         Convertible
                                                       Preferred Stock           Common Stock
                                                    -----------------------  -------------------
                                                                                                   Unearned   Accumulated
                                                      Shares      Amount     Shares      Amount  Compensation    Deficit    Total

BALANCE, JUNE 30, 1993                               8,158,820   $41,073    7,805,674    $3,099     $(1,888)    $(16,918)  $25,366

Issuance of common stock for cash -
  Initial Public Offering - Net ($15.00 per share)                          3,105,000    42,334                             42,334
Conversion of convertible preferred stock
  into common stock                                 (8,158,820)  (41,073)   8,158,820    41,073
Exercise of warrant for cash ($5.625 per share)                               833,333     4,688                              4,688
Amortization of unearned compensation                                                                   273                    273
Exercise of stock options for cash                                            574,578       479                                479
Issuance of common stock for cash                                              15,219       183                                183
Net loss                                                                                                         (20,555)  (20,555)
                                                    -----------  --------  ----------- ---------    --------    ---------  --------

BALANCE, JUNE 30, 1994                                                     20,492,624    91,856      (1,615)     (37,473)   52,768

Exercise of warrant for cash ($7.50 per share)                                229,624     1,722                              1,722
Exercise of stock options for cash                                            266,288       377                                377
Issuance of common stock for cash                                              17,250       114                                114
Amortization of unearned compensation                                                                   631                    631
Net loss                                                                                                         (21,433)  (21,433)
                                                    -----------  --------  ----------- ---------    --------    ---------  --------

BALANCE, DECEMBER 31, 1994                               --      $  --     21,005,786   $94,069       $(984)    $(58,906)  $34,179

                                                                                                                         (Continued)



STARSIGHT TELECAST, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
TWELVE MONTHS ENDED  DECEMBER 31, 1996 AND 1995,  SIX MONTHS ENDED  DECEMBER 31, 1994 AND
TWELVE MONTHS ENDED JUNE 30, 1994 (in thousands, except share data)
------------------------------------------------------------------------------------------------------------------------------------

                                                        Convertible
                                                      Preferred Stock         Common Stock
                                                    --------------------  ---------------------
                                                                                                   Unearned   Accumulated
                                                    Shares      Amount       Shares      Amount  Compensation    Deficit    Total

BALANCE, DECEMBER 31, 1994                             --    $    --      21,005,786     $94,069   $(984)      $(58,906)   $34,179

Issuance of common stock for cash ($7.50 per share)                          666,668       5,000                             5,000
Exercise of stock options for cash                                           218,929         243                               243
Issuance of common stock for cash                                             20,635          88                                88
Amortization of unearned compensation                                                                613                       613
Net loss                                                                                                        (31,780)   (31,780)
                                                     ------  --------   -------------   ---------  ------      ---------   --------

BALANCE, DECEMBER 31, 1995                                                21,912,018      99,400    (371)       (90,686)     8,343

Issuance of common stock and warrants for cash - net                       3,333,333      24,625                            24,625
Exercise of stock options for cash                                           309,336         694                               694
Issuance of common stock for cash                                             11,617          61                                61
Compensatory repricing of stock option grant                                               1,027  (1,027)
Compensatory stock option grants                                                             165    (165)
Amortization of unearned compensation                                                              1,164                     1,164
Net loss                                                                                                        (25,049)   (25,049)
                                                     ------  --------   -------------   ---------  ------      ---------   --------

BALANCE, DECEMBER 31, 1996                             --    $    --      25,566,304    $125,972   $(399)      $(115,735)    $9,838
                                                     ======  ========   =============   =========  ======      =========   ========

                                                                                                                         (Concluded)
See notes to financial statements.


STARSIGHT TELECAST, INC.

STATEMENTS OF CASH FLOWS
TWELVE MONTHS ENDED DECEMBER 31, 1996 AND 1995, SIX MONTHS ENDED DECEMBER 31, 1994 AND
TWELVE MONTHS ENDED JUNE 30, 1994 (in thousands)
---------------------------------------------------------------------------------------------------------------------------------

                                                           Twelve Months      Twelve Months     Six Months      Twelve Months
                                                               Ended              Ended             Ended            Ended
                                                            December 31,      December 31,       December 31,       June 30,
                                                                1996              1995               1994             1994
                                                          ----------------- ------------------  --------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $(25,049)         $(31,780)           $(21,433)     $(20,555)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Cumulative effect of accounting change                                                               1,172
  Amortization of unearned compensation                          1,164               613                 631           273
  Depreciation and amortization                                  1,246             1,823                 936         1,016
  Inventory valuation reserve                                      801             3,649               1,450
  Changes in assets and liabilities:
    Accounts payable and accrued liabilities                      (389)           (1,164)              2,872           537
    Deferred revenue                                            17,878             2,796
    Accounts receivable, inventories and other assets           (1,157)           (3,545)             (2,720)         (988)
                                                              ---------         ---------           ---------     ---------

    Net cash used in operating activities                       (5,506)          (27,608)            (17,092)      (19,717)
                                                              ---------         ---------           ---------     ---------

CASH FLOWS  FROM INVESTING ACTIVITIES:
  Acquisitions of furniture, fixtures and equipment               (425)             (585)               (849)       (2,528)
  Purchases of long-term investments                                                                               (10,024)
  Maturities of long-term investments                                                                  5,020
  Sales of long-term investments held to maturity                                  5,004
  Purchases of short-term investments                          (15,701)                              (11,868)      (19,712)
  Maturities of short-term investments                          13,712            16,940               8,811         5,829
  Additions to patents and licenses                               (253)             (142)                (34)       (3,854)
                                                              ---------         ---------           ---------     ---------

  Net cash provided by (used in) investing activities           (2,667)           21,217               1,080       (30,289)
                                                              ---------         ---------           ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock, net               24,625             5,000                            42,334
  Proceeds from exercise of warrants and options
      for common stock                                             755               331               2,213         5,350
  Proceeds from notes payable                                                                                          822
  Repayment of note payable                                       (286)             (294)               (147)         (103)
                                                              ---------         ---------           ---------     ---------

     Net cash provided by financing activities                  25,094             5,037               2,066        48,403
                                                              ---------         ---------           ---------     ---------

INCREASE (DECREASE) IN CASH AND CASH                            16,921            (1,354)            (13,946)       (1,603)
EQUIVALENTS

CASH AND CASH EQUIVALENTS:
  Beginning of period                                            8,787            10,141              24,087        25,690
                                                              ---------         ---------           ---------     ---------

  End of period                                                $25,708            $8,787             $10,141       $24,087
                                                              =========         =========           =========     =========

OTHER CASH FLOW INFORMATION -
  Interest paid                                                    $14               $33                 $23           $19
                                                              =========         =========           =========     =========

NONCASH INVESTING  AND FINANCING
  ACTIVITIES -
  Conversion of convertible preferred stock into
   common stock                                                                                                    $41,703
                                                                                                                  =========

See notes to financial statements.

STARSIGHT TELECAST, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      General - StarSight Telecast, Inc. (the "Company") was incorporated on May 12, 1986 under the laws of the State of California. The Company markets a patented on-screen interactive television program guide and VCR control service under the StarSight brand name into three distinct distribution channels: consumer electronics, service providers, such as cable or telco, and licensing the Company's intellectual property for non-StarSight-capable products, which provide guide features based on StarSight's proprietary technology and patented inventions.

      Change in Fiscal Year - In September 1994, the Company changed its fiscal year from one ending on June 30 to one ending on December 31 and, accordingly, the Company adopted a December 31 or calendar year-end beginning on January 1, 1995. Accordingly, the accompanying statements of operations, shareholders' equity and cash flows include the transition fiscal period for the six months from July 1, 1994 to December 31, 1994.

      Revenue Recognition - License revenues are recognized as earned based upon sales or installations of licensed products or services. License revenues to two customers represented 31% and 30%, respectively, of total revenues for the twelve months ended December 31, 1996. Also see Note 4. Subscription revenues are recognized as earned over the period of service. Activation fees are recognized in the period in which a subscription is activated. Revenues from sales of stand alone StarSight receivers are recognized when the related subscription is activated. Deferred revenue results from cash advances (primarily from license revenues) and collections and billed receivables for which revenue has not been recognized.

      Cash and Cash Equivalents - The Company considers cash investments with a maturity of three months or less at the time of purchase to be cash equivalents.

      Investments - The Company holds investments in U.S. Treasury backed securities with maximum maturities of less than three years. Under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments and Debt and Equity Securities through September 6, 1995, the Company's short-term and long-term investments were classified as held to maturity and reported at amortized cost. Effective September 7, 1995 the Company reclassified its short-term and long-term investments as available for sale; such investments are reported at market value with the net unrealized gain or loss included in shareholders' equity.

      Fair Value of Financial Instruments - The Company believes the carrying amount of its financial instruments, which consists primarily of cash and investments, receivables and payables, approximates fair value due to the short-term maturity of these instruments.

      Inventories consist primarily of stand alone StarSight receivers and raw materials and are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. Market is based on net realizable value for raw materials, work-in-process and finished products inventories.

      Furniture, Fixtures and Equipment - The Company records furniture, fixtures and equipment at cost. Depreciation is computed on the straight-line method over estimated useful lives ranging from two to five years.

      Income Taxes - The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method.

      Unearned Compensation - Unearned compensation related to the Company's stock option plan is calculated based on the difference between the market value of the common stock at the date the stock option was granted or repriced (see Note 17) and the option exercise price. Generally, employee stock options vest ratably over 48 months from the date of grant. Accordingly, amortization of unearned compensation resulted in charges to operations of $1,164,000, $613,000, $631,000 and $273,000 for the twelve months ended December 31, 1996 and 1995, the six months ended December 31, 1994 and the twelve months ended June 30, 1994, respectively.

      Net Loss Per Share - The net loss per share for all periods presented is based on the weighted average number of shares of common stock outstanding during the period. No effect has been given to unexercised stock options and warrants because the effect would be antidilutive.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      New Accounting Standards - The Company adopted SFAS No. 123, Accounting for Stock-Based Compensation in 1996. SFAS No. 123 establishes accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. As allowed under the provisions of SFAS No. 123, the Company has chosen to continue the intrinsic value based method of option valuation ("APB 25") and provide pro forma disclosures of net loss and net loss per share as if the accounting provisions of SFAS No. 123 had been adopted.

      The Black-Scholes model used by the Company to calculate option values pursuant to SFAS No. 123, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also incorporate highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Under the Black-Scholes pricing model, stocks with high volatility provide option holders with a greater economic "upside" potential and, accordingly, result in a higher option valuation. Thus management believes that the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the Company's option awards.

      The Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of in 1996. SFAS No. 121 establishes recognition and measurement criteria for impairment losses whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. The adoption of SFAS No. 121 did not have an effect on the Company's financial statements.

      Reclassifications - Certain reclassifications have been made to prior period amounts to conform with the 1996 presentation.

2.    PROPOSED MERGER WITH GEMSTAR

      On December 23, 1996, the Company and Gemstar International Group Limited ("Gemstar") agreed to merge pursuant to and subject to the terms and conditions of the Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, the Company's shareholders will receive
      0.6062 ordinary shares of Gemstar for each share of StarSight common stock. Consummation of the proposed merger is subject to, among other things, approval by both companies' shareholders and certain government regulatory approvals, as well as the satisfaction or waiver of certain other customary conditions.

3. RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1996 AND MANAGEMENT PLANS FOR 1997

      Revenues for the twelve months ended December 31, 1996 were $8,698,000. As a result of incurring significant expenses in its development and operating activities without generating significant revenues, the Company has incurred significant losses and negative cash flows from operating activities. Net loss for the twelve months ended December 31, 1996 and 1995, six months ended December 31, 1994 and the twelve months ended June 30, 1994 was $25,049,000, $31,780,000, $21,433,000 and $20,555,000,
      respectively, and net cash used in operating activities for the twelve months ended December 31, 1996 and 1995, the six months ended December 31, 1994 and the twelve months ended June 30, 1994 was $5,506,000, $27,608,000, $17,092,000 and $19,717,000, respectively. At December 31,
      1996, the Company had an accumulated deficit of $115,735,000.

      There can be no assurance that the Company will ever be able to achieve revenues in excess of expenses. The Company expects to incur substantial losses and substantial negative cash flows from operating activities in the foreseeable future. The Company is dependent on licensing and subscription revenues of StarSight products and services in order to minimize negative cash flow from operations. Because of its limited commercial operating history, the Company is subject to all of the risks and expenses inherent in the establishment of a new business enterprise. To address these risks and expenses, the Company must, among other things, respond to competitive developments, attract, retain and motivate qualified personnel and support the expense of marketing a new service based upon innovative technology. In addition, the Company must successfully launch the commercial distribution of its products and services, obtain adequate financing to fulfill its marketing plan and successfully market its products and services to potential subscribers and license its intellectual property for non-StarSight-capable products.

      In March 1996, pursuant to a series of strategic and financial agreements with THOMSON (see Note 22), the Company sold 3,333,333 shares of the Company's Common Stock to THOMSON for $25,000,000 ($7.50 per share). The net proceeds to the Company, after deducting placement fees, were $24,625,000. Such placement fees of $375,000 were paid to a shareholder pursuant to an investment advisor agreement with the shareholder.

      In December 1996, the Company received a $20,000,000 lump sum royalty payment under a licensing agreement with Microsoft (see Note 4). At December 31, 1996, the Company had cash and cash equivalents and short-term investments available for sale of $27,697,000. In January 1997, the Company received $7,715,000 as partial payment under an arbitration settlement (see Note 5).

      The Company believes that its existing cash and cash equivalents and short-term investments available for sale will be sufficient to sustain the Company's current level of operations and meet its financial obligations through the end of 1997.

4.    MICROSOFT LICENSING AGREEMENT

      On December 20, 1996, the Company entered into a licensing agreement with Microsoft Corporation ("Microsoft") to license certain of its technologies with Microsoft. Under the agreement, Microsoft paid the Company a non-refundable "lump sum" royalty payment of $20,000,000 (the "Royalty Payment") for a non-exclusive, worldwide license for the Company's intellectual property related to electronic program guides, which technology will be used by Microsoft for future software products and services on the PC platform. Additionally, Microsoft provided the Company with a royalty free license under certain of its intellectual property related to electronic program guides. Microsoft also agreed to pay the Company certain additional per unit royalties related to additional features of StarSight licensed product and a percentage of advertising revenues derived from Microsoft licensed products. The Company agreed to pay Microsoft a percentage of subscription revenues derived from StarSight licensed products. The Company will recognize revenue related to the
      Royalty Payment ratably during the initial two year period of the agreement based on the projected installed units of Microsoft licensed product. Accordingly, $300,000 was recognized as license revenues in 1996 and $19,700,000 was classified as deferred revenues (current and long-term) at December 31, 1996.

5.    SCIENTIFIC-ATLANTA ARBITRATION SETTLEMENT

      On December 11, 1996, the U.S. District Court for the Northern District of California confirmed an American Arbitration Association ("AAA") arbitration panel award of $15,000,000, plus attorney fees and arbitration costs, against Scientific-Atlanta for unlawful use of certain Company intellectual property, breach of contract, breach of the implied covenant of good faith and fair dealing and unfair trade practices. In addition, the court confirmed the AAA panel's injunction prohibiting Scientific-Atlanta for a period of three years from shipping to third parties any consumer product incorporating an interactive program guide, except for orders already committed to in writing as of July 23, 1996, the date of the AAA panel ruling. In January 1997, the Company received a partial settlement of $7,485,000, plus $230,000 in accrued interest, all of which will be recognized as 1997 revenues. Remaining amounts due will be recognized as revenues when such cash or other consideration is received.

6.    ACCOUNTING CHANGE

      Effective July 1, 1994, the Company changed its method of accounting to expense legal costs incurred in connection with patent infringement litigation. Previously all such legal costs were capitalized and amortized over the remaining useful lives of the related patents. The Company believes that this change in accounting method is preferable because it conforms to the predominant industry practice. The cumulative effect at July 1, 1994 of adopting this accounting change was an increase in the Company's net loss by $1,172,000 ($0.06 per share). The effect of this accounting change for the six months ended December 31, 1994, in addition to the cumulative effect noted above, was an increase in the Company's net loss of $1,644,000 ($0.08 per share). See Note 7.

7.    PATENTS AND LICENSES AND PATENT INFRINGEMENT LITIGATION

      Patents and Licenses

      The Company holds several U.S. and foreign patents, encompassing processes as well as systems of electronically delivering television program schedule information to a storage device for the control of television tuners, recording devices and the use of on-screen menus for program guides and control of cable decoding devices by recording devices. The Company has filed a series of other patent applications covering additional product features, various interfaces, and new products which are directed toward the area of electronic program guide and recording device products. The costs incurred in connection with securing these patents are capitalized and amortized over their estimated useful lives of 13 to 17 years.

      In February 1994, the Company paid $2,500,000 in cash consideration for an amendment to a licensing assignment agreement. The original assignment agreement assigned to the Company all right, title and interest in two patents, the TV Schedule patent and the VCR Scheduling patent, in exchange for certain royalty payments. The amendment eliminated these royalty payments in exchange for the cash consideration. The $2,500,000 was capitalized as patents and licenses and is being amortized over the average remaining useful lives of the two applicable patents.

      In March 1994, the Company entered into an exclusive patent license agreement with another company for five previously issued patents and several related pending patents (the "PMC Patents"), one which has since been granted. In consideration for the license agreement, the Company paid a license fee consisting of a one-time payment of $500,000 and monthly installments of $25,000 over a three-year period thereafter. The Company expensed the total license fee of $1,322,000 in the twelve months ended June 30, 1994 as additional development will be required to achieve product feasibility.

      Patent Infringement Litigation

      The Company is a defendant in several lawsuits alleging infringement of certain patent rights by the Company, as described below.

      Gemstar Litigation

      The Company and Gemstar are currently in litigation with each other over their respective intellectual property rights as described more fully below. The Company and Gemstar, however, have agreed to cease ("stay") all activity with respect to the pending litigation between them until the earlier of the consummation of the Merger or termination of the Merger Agreement.

      In October 1993, the Company filed suit in the District Court for the Northern District of California, San Jose Division, against Gemstar and Michael R. Levine ("Levine") seeking: (1) a preliminary and permanent injunction and treble damages for Gemstar's willful infringement of one of the Company's patents (United States Patent No. 5,151,789, the "789 patent"); (2) a declaration that the Company does not infringe any claim of United States Patent No. 4,908,713 (the "713 patent") and/or that any such claim is invalid and/or unenforceable; (3) a preliminary and permanent injunction and treble damages for Gemstar's violation of certain antitrust laws; and (4) monetary and exemplary damages for Gemstar's tortious business activities. Gemstar and Levine counterclaimed on January 4, 1994 for a preliminary and permanent injunction and treble damages for the Company's alleged infringement of the `713 patent claims and for a declaration of noninfringement, invalidity, and/or unenforceability of the claims of the Company's `789 patent. In addition, on December 8, 1993 Gemstar and Levine moved to dismiss the Company's antitrust claim and the Company's declaratory relief claim to the extent it sought a declaration of the unenforceability of the `713 patent due to Levine's alleged inequitable conduct during the prosecution of the `713 patent. Pursuant to a court order, the Company's antitrust claim was dismissed with prejudice. In addition, the case has been phased to permit resolution of validity and infringement issues prior to resolving all other disputed issues. The court conducted trial in August 1996 regarding Levine's alleged unequitable conduct. A decision has not been rendered in view of the aforementioned stay.

      In November 1993, Gemstar filed an action against the Company in the District Court for the Central District of California seeking: (1) a preliminary and permanent injunction and treble damages for the Company's alleged violation of certain federal and state antitrust laws; (2) for monetary and exemplary damages for the Company's allegedly tortious business activities; and (3) for a declaration of the noninfringement, invalidity, and/or unenforceability of the claims of three of the Company's patents (United States Patent Nos. 5,151,789, 4,706,121, and 4,977,455). In May, 1994, the Central District action was ordered to be transferred to the Northern District of California, San Jose Division, to be consolidated with the above mentioned litigation for discovery and pre-trial purposes. In addition, pursuant to a court order, Gemstar's declaratory relief claims against the Company's United States Patent Nos. 4,706,121 (the "121 patent") and 4,977,455 (the "455 patent") were dismissed. A trial date has not yet been set and discovery has been stayed pursuant to the Merger Agreement.

      In October 1994, SuperGuide Corporation ("SuperGuide") and Gemstar filed a further lawsuit against the Company in the District Court for the Northern District of California, San Jose Division. In this action, SuperGuide and Gemstar are seeking, among other things, preliminary and permanent injunctions and treble damages for the alleged willful infringement by the Company of one or more claims of United States Patent Nos. 4,751,578 (the "578 patent") and 5,038,211 (the "211 patent"). On December 8, 1994, the Company filed counterclaims seeking, among other things, a declaration that the Company does not infringe any such claims of the `578 and `211 patents, and/or that such claims are invalid and/or unenforceable. On May 5, 1995, SuperGuide amended its complaint to add a count asserting that the Company's `121 patent is invalid and/or unenforceable and is not infringed upon by SuperGuide. The Company filed a motion to dismiss SuperGuide's causes of action with respect to the `121 patent for lack of subject matter jurisdiction (based on no case or controversy); on August 8, 1995, the Company's motion was granted. This lawsuit also has been consolidated with the above mentioned cases for discovery and pre-trial purposes. A trial date has not yet been set and discovery has been stayed pursuant to the aforementioned Merger Agreement.

      United Video Litigation

      In October 1993, United Video and its Trakker, Inc. subsidiary brought suit against the Company in the United States District Court for the Northern District of Oklahoma, seeking a declaratory judgment that its interactive program guide products do not infringe the Company's `121, `455 or `789 patents. The Company counterclaimed charging infringement of the `121 patent. Through subsequent procedural motions, the lawsuit expanded to include a total of ten patents to which the Company has rights to and federal antitrust claims. The Court has deferred consideration of all the other claims and counterclaims pending the resolution of the infringement, validity and enforceability issues of the `121 patent. A phased bench trial began on May 8, 1996, with United Video essentially presenting its case in chief on the validity and enforceability issues related to the `121 patent. The Court has set the trial date for the next phase for May 5, 1997. The Company will present witnesses during this next phase relating to the validity, enforceability and infringement of the `121 patent.

      Scientific-Atlanta Arbitration and Litigation

      In 1995, the Company brought an arbitration action against Scientific-Atlanta concerning Scientific-Atlanta's alleged delay in the deployment of StarSight-capable set-top boxes and its development of a competing electronic program guide allegedly using the Company's technology in violation of its licensing agreement with the Company. In apparent response to the arbitration action, Scientific-Atlanta filed a lawsuit in the United States District Court for the Northern District of Georgia (the "Atlanta suit") in February 1996 against the Company and
      Philips alleging that the Company's stand alone StarSight receiver infringed on three U.S. patents owned by Scientific-Atlanta. The Company filed a demand on April 30, 1996 for arbitration on the issue of whether the Company is licensed to use Scientific-Atlanta's patents. The arbitrators have been selected, but there has been no discovery and no hearing date has been set. The judge in the Atlanta suit has stayed proceedings pending the outcome of the April 30, 1996 arbitration. On July 23, 1996, the American Arbitration Association ("AAA") awarded the Company $15,000,000 in monetary damages plus attorney fees and arbitration costs against Scientific-Atlanta. In addition to the monetary award, the Company was granted injunctive relief prohibiting Scientific-Atlanta, except under certain limited conditions, from accepting any new customer orders for any products incorporating an interactive electronic program guide that utilizes any information derived either directly or indirectly from the Company for a period of three years beginning from the date of the award. On December 11, 1996, the U.S. District Court for the Northern District of California confirmed the AAA arbitration panel award of $15,000,000, plus attorney fees and arbitration costs. In addition, the court confirmed the AAA panel's injunction prohibiting Scientific-Atlanta for a period of three years from shipping to third parties any consumer product incorporating an interactive program guide, except for orders already committed to in writing as of July 23, 1996, the date of the AAA panel ruling. On December 24, 1996, Scientific-Atlanta appealed $10,000,000 of the award to the U.S. District Court of Appeals for the Ninth Circuit. The matter is currently pending and no briefs have been filed.

      In January 1997, the Company received a payment of $7,715,000 for a portion of the award, consisting of $5,000,000 in damages, $2,485,000 for attorney fees and arbitration costs and $230,000 in accrued interest.

      The Company intends to respond and vigorously defend the allegations against it and to actively pursue its claims against each party. Through December 31, 1996, the Company expensed $10,472,000 in legal and other costs in connection with the litigation described above, of which $4,776,000 and $2,880,000 was incurred for the twelve months ended December 31, 1996 and 1995, respectively. The Company expects to incur additional legal costs in future periods related to the enforcement of the Company's patents involved in the current and potential future suits. No estimate of the total amount of such additional legal costs can be made at this time. The outcome of these lawsuits cannot presently be determined. The Company believes, based upon the advice of counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial statements taken as a whole.

8.    INVESTMENTS

      Short-term investments available for sale of $1,989,000 at December 31, 1996 consist of debt instruments issued by a Federal Agency. The fair value of these instruments approximated amortized cost at December 31, 1996.


      In September 1995, the Company sold its long-term investments held to maturity to provide cash for operating requirements.

9.    INVENTORIES

      Inventories are summarized as follows (in thousands):

                                                      December 31,  December 31,
                                                          1996         1995

     Raw materials                                      $   801     $   441
     Finished products                                      680       5,099
                                                        -------     -------

         Total                                            1,481       5,540

     Less lower of cost-or-market valuation allowance    (1,481)     (5,099)
                                                        -------     -------

     Inventory, net                                     $  --       $   441
                                                        =======     =======


      Inventory reserves and write-offs were $801,000, $4,931,000 and $1,450,000 for the twelve months ended December 31, 1996 and 1995 and the six months ended December 31, 1994, respectively.

      The Company had entered into an agreement with a third party manufacturer (the "Manufacturer") for the manufacture of as many as 100,000 stand alone StarSight receivers ("Receivers") on a subcontract basis. In connection with this agreement, the Company provided the Manufacturer certain raw materials to complete the manufacture of the Receivers. At December 31, 1994, the Company had recorded an inventory valuation allowance of
      $1,450,000 related to this agreement covering approximately 25,000 Receivers which the Company had committed to purchase. Such inventory valuation allowance represented the Company's estimate of the excess of cost over net realizable value on work-in-process and finished products inventories to reflect the anticipated sales price of the Company's stand alone StarSight receiver at the time.

      During the first quarter of 1995, the Company committed to purchase another 10,000 Receivers and recorded an additional inventory valuation allowance of $930,000. In September 1995 the Company canceled its commitment to purchase the remaining 65,000 Receivers from the Manufacturer. Such cancellation did not result in any additional cost or liability to the Company. However, in September 1995, as a result of the completion of this agreement with the Manufacturer and a significant reduction in the anticipated sales price of the Receivers, the Company recorded an additional lower of cost or market inventory valuation allowance of $2,340,000. In addition, the Company expensed $960,000 of excess work-in-process inventories originally acquired for use in the manufacture of the remaining 65,000 receivers. In the fourth quarter of 1995, the Company recorded an additional lower of cost or market inventory valuation allowance of $701,000. As a result, the total 1995 inventory reserve and write-off was $4,931,000.

      During  the  fourth  quarter  of  1996,  as a  result  of  delays  in  the manufacture of StarSight-capable consumer electronics products, the Company recorded an additional lower of cost or market inventory allowance of $801,000.

10.   FURNITURE, FIXTURES AND EQUIPMENT

      Furniture, fixtures and equipment consist of the following (in thousands):

                                                December 31,     December 31,
                                                   1996              1995

     Computer equipment and software              $ 2,229          $ 1,994
     Furniture and fixtures                           644              629
     Machines and equipment                         2,852            2,677
                                                  -------          -------

       Total                                        5,725            5,300

     Less accumulated depreciation                 (4,651)          (3,663)
                                                  -------          -------

     Furniture, fixtures and equipment, net       $ 1,074          $ 1,637
                                                  =======          =======


11.   THOMSON LICENSING AGREEMENT

      During the fourth quarter of 1995, the Company entered into a licensing agreement with Thomson Consumer Electronics for use of the Company's intellectual property in certain Digital Satellite System ("DSS") equipment manufactured by Thomson Consumer Electronics. In connection with this agreement, the Company received a prepayment of $2,000,000 for license fees in October 1995 which was recorded as deferred revenue. Revenues are recognized when actual shipments of DSS equipment with the Company's intellectual property occur. The Company recorded approximately $2,612,000 in license revenues under this agreement for the twelve months ended December 31, 1996. No revenues were recorded under this agreement for the twelve months ended December 31, 1995.

12.   COMMITMENTS AND CONTINGENCIES

      The Company has entered into a long-term joint development and network service agreement for the transmission of television program schedule data which originally expired on June 30, 1996. During 1996, the expiration date was extended to December 31, 2001. Under this agreement, the Company is committed to pay a monthly fee based on the number of designated market areas. If services are provided nationwide and subscriptions exceed a certain level, these fees may increase to a maximum of $7,000,000 per year prior to adjustments for inflation.

      Future minimum payments under this agreement as of December 31, 1996 are as follows:

      Years ended December 31 (in thousands):
            1997                                $1,240
            1998                                 1,240
            1999                                 1,240
            2000                                 1,240
            2001                                 1,240
                                                ------

           Total                                $6,200
                                                ======


      Fees under this  agreement  were  $1,124,000,  $1,170,722,  $1,245,000 and
      $1,008,000 for the twelve months ended December 31, 1996 and 1995, the six months ended December 31, 1994 and the twelve months ended June 30, 1994, respectively.

      The Company has entered into a data delivery agreement for television programming schedule data and computer services. Fees under this agreement begin with the achievement of an agreed-upon subscriber base and are limited to a maximum of $1,600,000 per year through April 25, 2000. Fees under this agreement were $705,000, $654,000, $415,000 and $413,000 for the twelve months ended December 31, 1996 and 1995, the six months ended December 31, 1994 and the twelve months ended June 30, 1994, respectively.

      The Company has entered into a product development and manufacturing agreement for televisions that utilize the Company's television program subscription services. Under this agreement, the Company will reimburse certain design and engineering costs incurred by the manufacturer and will also pay certain incremental manufacturing costs and royalties based upon units produced. For the six months ended December 31, 1994 and the twelve months ended June 30, 1994, the Company incurred expenses of $3,117,000 and $997,000, respectively, under this agreement. Subsequent to December 31, 1994, the Company fulfilled its obligations to reimburse the manufacturer resulting in no further payments by the Company. The Company has entered into another similar agreement with the same manufacturer. For the twelve months ended December 31, 1996, the Company expensed approximately $807,000 under this agreement.

13.   INCOME TAXES

      Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The deferred tax balances consisted of the following (in thousands):

                                                      December 31,  December 31,
                                                         1996           1995
Deferred tax assets:
  Federal and state net operating loss carryforwards   $ 30,000      $ 29,257
  Patent litigation costs                                 4,000         2,629
  Inventory reserves                                        600         1,765
  Excess book over tax depreciation and amortization        400           341
  Unearned licensing revenue                              7,900          --
  Other                                                   1,500         1,512
                                                       --------      --------

           Total                                         44,400        35,504

Valuation allowance                                     (44,400)      (35,504)
                                                       --------      --------

Net deferred tax assets                                $   --        $   --
                                                       ========      ========



      A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has established a valuation allowance of $44,400,000 and $35,504,000 as of December 31, 1996 and 1995, respectively, due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

      As of December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $81,000,000, and net operating loss carryforwards for state tax purposes of approximately $38,000,000, which expire at various dates through 2011. The difference between the net operating loss carryforwards for federal income tax purposes and for California income tax purposes results primarily from the capitalization of research and development costs and the 50% limitation on the California loss carryforwards.

      Internal Revenue Code Section 382 places a limitation (the "Section 382 Limitation") on the amount of taxable income which can be offset by net operating loss ("NOL") carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. Generally, after a control change, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 Limitation. As a result of recent equity investments, the Company has not yet determined the amount, if any, of limitations of NOL carryforwards as of December 31, 1996. Future ownership changes could limit the Company's use of its remaining NOL carryforwards.

14.   ISSUANCE OF COMMON STOCK IN 1996 AND 1995

      On March 8, 1996, the Company sold 3,333,333 shares of its Common Stock to THOMSON at a price of $7.50 per share for $24,625,000, net of placement fees associated with the transaction of $375,000. See Note 22.

      On November 20, 1995, the Company completed a private placement with certain existing shareholders for 666,668 shares of the Company's common stock at a price of $7.50 per share or total net proceeds of $5,000,000. There were no underwriting commissions or placement fees associated with the transaction.

15.   INITIAL PUBLIC OFFERING OF COMMON STOCK IN 1993

      In July 1993, the Company completed an underwritten initial public offering ("IPO") of 3,105,000 shares of Common Stock, at an initial price to the public of $15.00 per share The net proceeds to the Company, after deducting underwriting commissions and discounts and other offering costs, was $42,334,000. At the time of the IPO, all of the Convertible Preferred Stock was automatically converted into Common Stock on a one for one basis. The Series A, B, C, D, E, F, G. H, and I Convertible Preferred Stock was convertible at any time into the same number of fully paid and nonassessable shares of Common Stock.

16.   STOCK WARRANTS

      As a result of the IPO, the Series C, D, E, F, G, H and I Warrants became exercisable for shares of Common Stock. In September 1993, a Warrant Holder exercised its Warrant to purchase 833,333 shares of the Company's Common Stock for $4,687,498 ($5.63 per share). In September 1994, a Warrant Holder exercised its Warrant to purchase 229,624 shares of the Company's Common Stock for $1,722,180 ($7.50 per share).

      On September 18, 1991, in connection with the sale of Series C Convertible Preferred Stock, the Company granted the holder, in the event the Company or any shareholder of the Company engages or proposes to engage in a transaction that would result in a new shareholder of the Company holding greater than 25% of the Company's outstanding capital stock, on an as-defined fully diluted basis ("25% Shareholder"), the right to purchase, at the fair market value of the Common Stock as determined by the average of the closing prices for a share of Common Stock of the Company on the ten consecutive trading days preceding the date of exercise, additional shares of Common Stock to enable it to maintain up to a 1.4:1 ratio between its percentage ownership of the Company, on an as-defined fully diluted basis, and that of the new 25% Shareholder, provided that the holder may not, pursuant to this right, increase its percentage ownership to greater than 51% of the Company's outstanding capital stock on an as-defined fully diluted basis (the "Top Up Right"). In connection with the THOMSON investment of $25,000,000 (see Note 22), the holder agreed that THOMSON could acquire greater than 25% of the Company's outstanding capital stock without initiating the holder's Top Up Right. In connection with the proposed merger with Gemstar, the holder agreed to certain modifications of its Top Up Right, solely as such right applies to the option granted by the Company to Gemstar in connection with the proposed merger.

      In connection with a strategic and affiliation agreement with Bell Atlantic Video Services Company ("BVS") dated October 28, 1994, the Company granted BVS two Warrants to purchase an aggregate of 1,000,000 shares of the Company's common stock. One warrant to purchase 500,000 shares can be exercised at predetermined prices increasing from $15 to $35 over the four-year warrant term. The remaining warrant to purchase 500,000 shares can be exercised at 85% of market price at the time of exercise.

      In connection with a series of strategic and financial agreements with THOMSON dated March 8, 1996, the Company granted THOMSON a warrant to purchase 2,000,000 shares of the Company's Common Stock as follows: up to 1,000,000 shares at $7.50 per share on or prior to February 1, 1998 and up to the balance of the shares at $10.00 per share on or prior to February 1, 1999. The total number of shares purchasable by THOMSON under the warrant is limited to 19.6% of the Company's issued and outstanding Common Stock.

17.   STOCK OPTIONS

      In November 1994, the Company amended the 1989 Stock Incentive Program to increase the number of shares reserved for stock options from 2,666,667 shares to 3,866,667 shares. In May 1995, the Company amended the 1989 Stock Incentive Program to increase the number of shares reserved for stock options from 3,866,667 shares to 4,766,667 shares. The 1989 Stock Incentive Program provides for two forms of option agreements:

      o The incentive stock option plan is intended to qualify as an "incentive stock option" plan as defined in Section 422(A) of the Internal Revenue Code of 1986 and provides for the granting of options to purchase shares of the Company's Common Stock to key officers and employees.

      o The nonstatutory stock plan is not intended to be a qualified option plan and provides for the granting of options to purchase shares of the Company's Common Stock to employees and consultants.

      Stock options become exercisable pursuant to individual written agreements between the Company and participants in the plans. Generally, the exercise price is the estimated fair market value at the date of the grant. Generally, employee stock options vest ratably over 48 months from the date of grant. Unexercised options expire five to ten years from the date of the grant.


      A summary of the options outstanding in the Company's stock option plans follows:

                                                                                                 Weighted
                                                                                                  Average
                                                                                                 Exercise
                                                          Share                                    Price
                               --------------------------------------------------------        ------------
                                 Incentive            Nonstatutory             Total

Balance at July 1, 1993          1,284,335               502,732             1,787,067            $ 2.78

Granted                            364,668               200,000               564,668            $18.83
Exercised                         (459,827)             (129,334)             (589,161)           $ 1.31
Canceled                            (4,860)               (5,833)              (10,693)           $19.64
                                 ---------            ----------            ----------

Balance at June 30, 1994         1,184,316               567,565             1,751,881            $ 8.35

Granted                            232,533               200,000               432,533            $11.91
Exercised                         (192,038)              (73,000)             (265,038)           $ 2.02
Canceled                          (195,231)              (47,499)             (242,730)           $18.71
                                 ---------            ----------            ----------

Balance at December 31, 1994     1,029,580               647,066             1,676,646            $ 9.10

Granted                          1,169,783                90,000             1,259,783            $ 5.67
Exercised                         (177,929)              (41,000)             (218,929)           $ 3.05
Canceled                          (216,805)             (116,733)             (333,538)           $11.85
                                 ---------            ----------            ----------

Balance at December 31, 1995     1,804,629               579,333             2,383,962            $ 6.66

Granted                            613,797               197,500               811,297            $ 6.84
Exercised                         (200,669)             (108,667)             (309,336)           $ 2.61
Canceled                          (441,242)             (100,000)             (541,242)           $10.55
                                 ---------            ----------            ----------

Balance at December 31, 1996     1,776,515               568,166             2,344,681            $ 6.85
                                 =========            ==========            ==========


      In January 1996, the Company repriced the exercise price of approximately 300,000 options (originally granted from $15.00 to $3.75) to $3.50. As a result, the Company incurred $752,000 in compensation expense in 1996 (see
      Note 1) and expects to incur an additional $214,000 and $107,000 in compensation expense in 1997 and 1998, respectively.

      At December 31, 1996, there were 993,872 shares available for the granting of additional options. There were 1,277,632, 1,061,392, 981,139 and 965,875 shares exercisable at December 31, 1996, 1995, 1994 and June 30, 1994, respectively, at a weighted average price of $7.30, $7.45, $7.95 and $5.09, respectively.

      The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                      Outstanding                               Exercisable
                  ---------------------------------------------------- ------------------------------
                       Number            Weighted          Weighted       Number of       Weighted
    Range of       Outstanding at         Average          Average     Exercisable at      Average
    Exercise        December 31,      Remaining Life       Exercise     December 31,      Exercise
     Prices             1996            (in years)          Price           1996            Price
----------------- ----------------- -------------------- ------------- ----------------  ------------
$2.75-$5.00             713,935            1.7                $3.43         443,212         $3.43
$5.01-$10.00          1,383,663            2.5                $7.02         599,525         $7.02
$10.01-$15.00           182,083             0                $12.29         173,333        $12.29
$15.01-$22.25            65,000             0                $22.25          61,562        $22.25
                      ----------                                          ---------

                      2,344,681                                           1,277,632
                      ==========                                          =========




18.   SFAS NO. 123 PRO FORMA DISCLOSURES

      The Company applies APB 25 in accounting for its stock options. Had compensation cost been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been changed to the pro forma amounts indicated below:

                                                  Year Ended December 31,
                                                   1996            1995
                                                ----------     -----------

      Net loss (in thousands)
        As reported                            $  (25,049)     $  (31,780)
        Pro forma                                 (26,561)        (32,730)
      Primary net loss per share
        As reported                            $    (1.01)     $    (1.50)
        Pro forma                                   (1.07)          (1.55)


      The weighted-average grant date fair value of options granted during the year was $4.52 in 1996 ($4.44 for options granted at market price and $4.95 for options granted at less than market price) and $4.36 in 1995. The weighted average exercise price of options granted in 1996 was $6.84 for options granted at market price and $3.50 for options granted at less than market price.

      The fair value of each  option  grant was  estimated  on the date of grant
      using  the   Black-Scholes   option   pricing  model  with  the  following
      weighted-average assumptions:
                                                       Year Ended December 31,
                                                          1996         1995
                                                       ---------    ----------

      Dividend Yield                                        0%          0%

      Volatility                                           95%         95%

      Risk free interest                                  5.7%        6.9%

      Expected terms (years)                              2.5         4


      The expected term assumption in 1996 is lower than the vesting period due to the effect of repricing existing options (see Note 17). This repricing of existing options has been included in the Black-Scholes option pricing model. The incremental fair value of the options between the fair value after and before the repricing has been included in the 1996 pro forma calculations above.

      The impact of outstanding unvested stock options granted prior to 1995 has been excluded from the pro forma calculations. Accordingly, the 1996 and 1995 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

19.   EMPLOYEE STOCK PURCHASE PLAN

      In May 1993 the Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and approved by the Company's shareholders. The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended. The Purchase Plan allows eligible employees to purchase Common Stock at not less than 85% of fair market value through payroll deductions not to exceed 15% of an employee's compensation and not to exceed $25,000 of stock in any calendar year. A total of 100,000 shares of Common Stock are reserved for issuance under the Purchase Plan. During the twelve months ended December 31, 1996 and 1995, the six months ended December 31, 1994 and the twelve months ended June 30, 1994, employees of the Company purchased 11,617 shares of Common Stock for $61,000, 20,635 shares of Common Stock for $88,000, 17,250 shares of Common Stock for $114,000 and 15,219 shares of Common Stock for $183,000, respectively, under the Purchase Plan.

20.   401(k) PLAN

      The Company maintains a salary deferral 401(k) plan (the "Plan") covering all employees who have met certain eligibility requirements. Employees may elect to contribute up to 20% of their eligible compensation to the Plan, not to exceed the dollar limit set by law. Under the Plan, the Company may, at its discretion, make matching contributions to the Plan. The Company has not made any contributions to the Plan through December 31, 1996.

21.   LEASES

      The Company leases office space under operating leases which are subject to certain rent escalations and include renewal provisions at the option of the Company.

      Future minimum payments under operating leases as of December 31, 1996 were as follows:

      Years ended December 31 (in thousands):
         1997                                                        $812
         1998                                                         815
         1999                                                         824
         2000                                                         608
         2001                                                         526
       Thereafter                                                     658
                                                                   ------

       Total                                                       $4,243
                                                                   ======


      Rental  expense was  $754,000,  $644,000,  $330,000  and  $486,000 for the
      twelve months ended December 31, 1996 and 1995, the six months ended December 31, 1994 and the twelve months ended June 30, 1994, respectively.

22.   MARCH 1996 AGREEMENTS WITH THOMSON

      On March 8, 1996, the Company and THOMSON finalized agreements to form a long-term strategic relationship to aggressively incorporate and promote StarSight technology and related services in selected THOMSON product lines. The key terms and conditions of these agreements follow:

      o The Company sold 3,333,333 shares of its Common Stock to THOMSON at $7.50 per share or $25,000,000 in total.

      o The Company granted THOMSON a warrant to purchase 2,000,000 shares of the Company's Common Stock as follows: up to 1,000,000 shares at $7.50 per share on or prior to February 1, 1998 and up to the balance of the shares at $10.00 per share on or prior to February 1, 1999. The total number of shares purchasable by THOMSON under the warrant is limited to 19.6% of the Company's issued and outstanding Common Stock.

      o THOMSON will put StarSight capability into a significant portion of THOMSON's suitable consumer electronic products over the life of the ten year agreement.

      o The Company will pay THOMSON a per subscriber fee for new subscribers using a THOMSON StarSight-capable product. Fees under this agreement are limited to certain annual maximums through the year 2000.

      o The Company will pay THOMSON a percentage of all subscription fees derived from THOMSON StarSight-capable products. Fees under this agreement begin after the achievement of an agreed-upon minimum of THOMSON StarSight-capable products manufactured or procured by THOMSON. In addition, the Company will pay THOMSON a percentage of all revenues related to consumer electronics products whether or not the subscriber is using a THOMSON StarSight-capable product. Such fees under this agreement begin after the achievement of an agreed-upon minimum of THOMSON StarSight-capable products manufactured or procured by THOMSON. This agreement expires in 2010.

      o The Company and THOMSON each agree to contribute significant specific dollar advertising commitments in each year 1997 and 1998 for advertising and promotion of THOMSON StarSight-capable products.

      The Company believes that as a result of significant changing conditions in the marketplace, including increased competition, certain aspects of these strategic business agreements with THOMSON, such as THOMSON's volume commitments and the Company's technology transfer commitments, will be renegotiated in the near term as soon as market conditions have been clarified.






                                     ******