Form 10-K/A
period 1996-12-31
STARSIGHT TELECAST INC
filed 1997-06-02
CIK 906612

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                Amendment No. 1

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

         10.51(8)          License and Technical  Assistance  Agreement  between
                           Registrant  and NextWave  Communications  Corporation
                           dated March 15, 1995.
         10.52(9)          Employment  Agreement between Registrant and Larry W.
                           Wangberg dated February 2, 1995.
         10.53(9)          Employment  Agreement between  Registrant and John R.
                           Roop dated December 1, 1994.
         10.54**(9)        Service Agreement between Registrant and Viacom Cable
                           dated November 10, 1994.
         10.55**(9)        Agreement  between  Registrant  and Philips  Consumer
                           Electronics Company dated October 27, 1994.
         10.56**(10)       Agreement  between  Registrant  and  Toshiba  America
                           Consumer Products Inc. dated May 23, 1995.
         10.57**(11)       Strategic  Cooperation  Agreement  dated February 21,
                           1996,  between StarSight  Telecast,  Inc. and THOMSON
                           multimedia S.A.
         10.58(11)         Securities  Purchase  Agreement  dated as of February
                           19,  1996  between   THOMSON   multimedia   S.A.  and
                           StarSight Telecast, Inc.
         10.59(11)         StarSight   Telecast,   Inc.  Common  Stock  Purchase
                           Warrant to Purchase  2,000,000 Plus a Variable Amount
                           of  Shares  of  Common  Stock,   granted  to  THOMSON
                           multimedia S.A.
         10.60(11)         Shareholders  Agreement dated February 19, 1996 among
                           THOMSON multimedia S.A.,  StarSight  Telecast,  Inc.,
                           and PVI Transmission, Inc.
         10.61(11)         Right of First Refusal  Agreement  dated February 19,
                           1996  between  StarSight  Telecast,  Inc. and THOMSON
                           multimedia S.A.
         10.62(11)         Amendment No. Two To Corporate Partnership Agreement,
                           dated  November  20, 1995 among  StarSight  Telecast,
                           Inc., Michael W. Faber, Patrick Young, Milbank Wilson
                           Capital  Partners,  and  PVI  Transmission  Inc.  (as
                           successor to Viacom International, Inc.)
         10.63(11)         Amendment   No.   Three  to   Corporate   Partnership
                           Agreement,   dated   February   19,  1996  among  PVI
                           Transmission    Inc.   (as    successor   to   Viacom
                           International, Inc.), StarSight Telecast, Inc., Scott
                           Wilson,  Jeremiah  Milbank,   Michael  W  Faber,  and
                           Patrick Young.
         10.64**           Agreement  dated  as of  December  20,  1996  between
                           Registrant and Microsoft Corporation.
         10.65+            Letter  Agreement,  dated December 23, 1996,  between
                           Registrant   and   Larry  W.   Wangberg.
         10.66+            Letter  Agreement,  dated December 23, 1996,  between
                           Registrant   and   Brian L. Klosterman.
         10.67+            Employment  Agreement  between  Registrant and  Larry
                           W. Wangberg dated as of December 23, 1996.
         10.68+            Employment  Agreement  between  Registrant and  Brian
                           L. Klosterman dated as of December 23, 1996.
         10.69+            Employment  Agreement  between  Registrant and Martin
                           W. Henkel dated as of December 23, 1996.
         10.70+            Employment Agreement between Registrant and   Kenneth
                           A. Milnes dated as of December 23, 1996.
         10.71+            Employment    Agreement    between   Registrant   and
                           Jonathan Orlick dated as of December 23, 1996.
         11.1+             Computation of net loss per share.
         23.1+             Independent Auditors' Consent.
         24.1+             Power of Attorney.
         27.1+             Financial Data Schedule.

--------------------

+           Previously filed.
**          Confidential treatment has been granted or requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)         Incorporated by reference to Item 14 "Exhibits,  Financial Statement
            Schedules and Reports on Form 8-K" of the Company's Annual Report on
            Form 10-K for the fiscal year ended June 30, 1993.
(2)         Incorporated by reference to the Registration  Statement on Form S-1
            (File No. 33-64138) as declared effective by the Securities and Exchange Commission July 29, 1993.
(3)         Incorporated  by reference  to Item 6 "Exhibits  and Reports on Form
            8-K" of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993.

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

                                           STARSIGHT TELECAST, INC.


                                           By:   /s/ Martin W. Henkel
                                             -----------------------------------

Date: June 2, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                         Title                       Date
-------------------------   ----------------------------------    --------------



    Larry W. Wangberg*      Chairman of the Board of Directors    June 2, 1997
------------------------    and Chief Executive Officer
    Larry W. Wangberg       (Principal Executive Officer)

  Brian L. Klosterman*      President and Chief Operating         June 2, 1997
------------------------    Officer
  Brian L. Klosterman

 /s/ Martin W. Henkel       Executive Vice President, Chief       June 2, 1997
------------------------    Financial Officer and Director
    Martin W. Henkel

    Donn M. Davis*                                                June 2, 1997
------------------------    Director
    Donn M. Davis

    James E. Meyer*                                               June 2, 1997
------------------------    Director
    James E. Meyer

    Jack C. Clifford*                                             June 2, 1997
------------------------    Director
    Jack C. Clifford

     Ajit M. Dalvi*                                               June 2, 1997
------------------------    Director
     Ajit M. Dalvi

     John F. Doyle*                                               June 2, 1997
------------------------    Director
     John F. Doyle

    John W. Goddard*                                              June 2, 1997
------------------------    Director
    John W. Goddard

    Edward D. Horowitz*                                           June 2, 1997
------------------------    Director
    Edward D. Horowitz

    Thomas E. Dooley*                                             June 2, 1997
------------------------    Director
    Thomas E. Dooley

     Jacques Thibon*                                              June 2, 1997
------------------------    Director
     Jacques Thibon

*By /s/ Martin W. Henkel
------------------------
    Martin W. Henkel
   (Attorney-In-Fact)

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

10.51(8)    License and Technical  Assistance  Agreement  between
            Registrant  and NextWave  Communications  Corporation
            dated March 15, 1995.
10.52(9)    Employment  Agreement between Registrant and Larry W.
            Wangberg dated February 2, 1995.
10.53(9)    Employment  Agreement between  Registrant and John R.
            Roop  dated  December  1,  1994.
10.54**(9)  Service Agreement between Registrant and Viacom Cable dated November 10, 1994
10.55**(9)  Agreement  between  Registrant  and Philips  Consumer
            Electronics   Company   dated   October   27,   1994.
10.56**(10) Agreement  between  Registrant  and  Toshiba  America
            Consumer   Products   Inc.   dated   May  23,   1995.
10.57**(11) Strategic  Cooperation  Agreement  dated February 21,
            1996  between  StarSight  Telecast,  Inc. and THOMSON
            multimedia S.A.
10.58(11)   Securities  Purchase  Agreement  dated as of February
            19,  1996  between   THOMSON   multimedia   S.A.  and
            StarSight   Telecast,    Inc.
10.59(11)   StarSight   Telecast,   Inc.  Common  Stock  Purchase
            Warrant to Purchase  2,000,000 Plus a Variable Amount
            of  Shares  of  Common  Stock,   granted  to  THOMSON
            multimedia S.A.
10.60(11)   Shareholders  Agreement dated February 19, 1996 among
            THOMSON multimedia S.A.,  StarSight  Telecast,  Inc.,
            and PVI Transmission,  Inc.
10.61(11)   Right of First Refusal  Agreement  dated February 19,
            1996  between  StarSight  Telecast,  Inc. and THOMSON
            multimedia  S.A.
10.62(11)   Amendment No. Two To Corporate Partnership Agreement,
            dated  November  20, 1995 among  StarSight  Telecast,
            Inc., Michael W. Faber, Patrick Young, Milbank Wilson
            Capital  Partners,  and  PVI  Transmission  Inc.  (as
            successor to Viacom International, Inc.).
10.63(11)   Amendment   No.   Three  to   Corporate   Partnership
            Agreement,   dated   February   19,  1996  among  PVI
            Transmission    Inc.   (as    successor   to   Viacom
            International, Inc.), StarSight Telecast, Inc., Scott
            Wilson,  Jeremiah  Milbank,  Michael  W.  Faber,  and
            Patrick Young.
10.64**     Agreement  dated  as of  December  20,  1996  between
            Registrant and Microsoft Corporation
10.65+      Letter  Agreement,  dated December 23, 1996,  between
            Registrant and Larry W. Wangberg.
10.66+      Letter  Agreement,  dated December 23, 1996,  between
            Registrant and Brian L. Klosterman.
10.67+      Employment  Agreement  between  Registrant  and Larry
            W. Wangberg dated as of December 23, 1996.
10.68+      Employment  Agreement  between  Registrant  and Brian
            L. Klosterman dated as of December 23, 1996.
10.69+      Employment Agreement between Registrant and    Martin
            W. Henkel dated as of December 23, 1996.
10.70+      Employment  Agreement  between Registrant and Kenneth
            A. Milnes dated as of December 23, 1996.
10.71+      Employment    Agreement   between    Registrant   and
            Jonathan Orlick dated as of December 23, 1996.
11.1+       Computation of net loss per share.
23.1+       Independent Auditors' Consent.
24.1+       Power of Attorney.
27.1+       Financial Data Schedule.
------------------
+           Previously filed.
**          Confidential treatment has been granted or requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)         Incorporated by reference to Item 14 "Exhibits,  Financial Statement
            Schedules and Reports on Form 8-K" of the Company's Annual Report on
            Form 10-K for the fiscal year ended June 30, 1993.
(2)         Incorporated by reference to the Registration  Statement on Form S-1
            (File No. 33-64138) as declared effective by the Securities and Exchange Commission July 29, 1993.

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